Form 10-Q
period 2001-03-31
ECHOSTAR BROADBAND CORP
filed 2001-05-15
CIK 1130429

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________.

                        Commission file number 333-52756

                         ECHOSTAR BROADBAND CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            COLORADO                                              84-1560440
(State or Other Jurisdiction of                               (I.R.S.  Employer
 Incorporation or Organization)                              Identification No.)


         5701 S. SANTA FE DRIVE
           LITTLETON, COLORADO                                      80120
(Address of principal executive offices)                          (Zip code)

                                 (303) 723-1000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

        AS OF MAY 14, 2001, REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK.

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
          December 31, 2000 and March 31, 2001 (Unaudited)..............................     1

        Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2000 and 2001 (Unaudited)........................     2

        Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2000 and 2001 (Unaudited)........................     3

        Notes to Condensed Consolidated Financial Statements (Unaudited)................     4

Item 2. Management's Narrative Analysis of Results of Operations........................    13

Item 3. Quantitative and Qualitative Disclosures About Market Risk......................  None


                              PART II -- OTHER INFORMATION

Item 1. Legal Proceedings...............................................................    18

Item 2. Changes in Securities and Use of Proceeds.......................................     *

Item 3. Defaults Upon Senior Securities.................................................     *

Item 4. Submission of Matters to a Vote of Security Holders.............................     *

Item 5. Other Information...............................................................  None

Item 6. Exhibits and Reports on Form 8-K................................................    23

----------

* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

                         ECHOSTAR BROADBAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  DECEMBER 31,             MARCH 31,
                                                                                     2000                    2001
                                                                                  -----------             -----------
                                                                                                          (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents ..........................................            $   657,592             $   560,639
  Marketable investment securities ...................................                370,595                 296,427
  Trade accounts receivable, net of allowance for uncollectible
     accounts of $19,934 and $9,409, respectively ....................                276,081                 247,495
  Insurance receivable ...............................................                106,000                 106,000
  Inventories ........................................................                159,665                 148,066
  Other current assets ...............................................                 33,919                  26,747
                                                                                  -----------             -----------
Total current assets .................................................              1,603,852               1,385,374
Cash reserved for satellite insurance (Note 4) .......................                 82,393                  78,295
Property and equipment, net ..........................................              1,474,265               1,581,780
FCC authorizations, net ..............................................                709,817                 705,206
Other noncurrent assets ..............................................                 95,549                  93,083
                                                                                  -----------             -----------
    Total assets .....................................................            $ 3,965,876             $ 3,843,738
                                                                                  ===========             ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
  Trade accounts payable .............................................            $   144,263             $   118,007
  Deferred revenue ...................................................                282,939                 327,120
  Accrued expenses ...................................................                643,359                 655,265
  Advances from affiliates, net ......................................                832,334                 720,535
  Current portion of long-term debt ..................................                 19,642                  15,940
                                                                                  -----------             -----------
Total current liabilities ............................................              1,922,537               1,836,867

Long-term obligations, net of current portion:
  9 1/4% Seven Year Notes ............................................                375,000                 375,000
  9 3/8% Ten Year Notes ..............................................              1,625,000               1,625,000
  10 3/8%  Seven Year Notes ..........................................              1,000,000               1,000,000
  1994 Notes, 1996 Notes, 1997 Notes, mortgages and other notes
     payable, net of current portion .................................                 11,644                  11,502
  Long-term deferred satellite services revenue and other
     long-term liabilities ...........................................                 56,047                  75,692
                                                                                  -----------             -----------
Total long-term obligations, net of current portion ..................              3,067,691               3,087,194
                                                                                  -----------             -----------
    Total liabilities ................................................              4,990,228               4,924,061

Commitments and Contingencies (Note 5)

Stockholder's Deficit:
  Common Stock, $.01 par value, 1,000 shares authorized, issued
  and outstanding ....................................................                     --                      --
  Additional paid-in capital .........................................              1,440,253               1,439,653
  Deferred stock-based compensation ..................................                (58,193)                (50,137)
  Accumulated other comprehensive income .............................                 (1,150)                  1,605
  Accumulated deficit ................................................             (2,405,262)             (2,471,444)
                                                                                  -----------             -----------
Total stockholder's deficit ..........................................             (1,024,352)             (1,080,323)
                                                                                  -----------             -----------
    Total liabilities and stockholder's deficit ......................            $ 3,965,876             $ 3,843,738
                                                                                  ===========             ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ECHOSTAR BROADBAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                       -------------------------------
                                                                                         2000                  2001
                                                                                       ---------             ---------
REVENUE:
  DISH Network:
    Subscription television services ......................................            $ 476,305             $ 793,538
    Other .................................................................                1,934                 3,436
                                                                                       ---------             ---------
  Total DISH Network ......................................................              478,239               796,974
  DTH equipment sales and integration services ............................               60,815                39,685
  Other ...................................................................               29,004                21,647
                                                                                       ---------             ---------
Total revenue .............................................................              568,058               858,306

COSTS AND EXPENSES:
  DISH Network Operating Expenses:
    Subscriber-related expenses ...........................................              203,960               319,337
    Customer service center and other .....................................               56,049                64,783
    Satellite and transmission ............................................               12,324                 8,810
                                                                                       ---------             ---------
  Total DISH Network operating expenses ...................................              272,333               392,930
  Cost of sales -- DTH equipment and integration services .................               46,928                28,774
  Cost of sales --  other .................................................                8,115                13,676
  Marketing:
    Subscriber promotion subsidies -- promotional DTH equipment ...........              172,138               190,265
    Subscriber promotion subsidies - other ................................               83,888                83,893
    Advertising and other .................................................               23,165                26,554
                                                                                       ---------             ---------
  Total marketing expenses ................................................              279,191               300,712
  General and administrative ..............................................               53,595                71,715
  Non-cash, stock-based compensation ......................................               14,009                 7,456
  Depreciation and amortization ...........................................               39,343                55,505
                                                                                       ---------             ---------
Total costs and expenses ..................................................              713,514               870,768
                                                                                       ---------             ---------

Operating loss ............................................................             (145,456)              (12,462)

Other Income (Expense):
  Interest income .........................................................                3,202                17,153
  Interest expense ........................................................              (48,617)              (70,172)
  Other ...................................................................                 (279)                 (701)
                                                                                       ---------             ---------
Total other income (expense) ..............................................              (45,694)              (53,720)
                                                                                       ---------             ---------

Loss before income taxes ..................................................             (191,150)              (66,182)
Income tax provision, net .................................................                  (33)                   --
                                                                                       ---------             ---------
Net loss ..................................................................            $(191,183)            $ (66,182)
                                                                                       =========             =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ECHOSTAR BROADBAND CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  -------------------------------
                                                                                    2000                  2001
                                                                                  ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................................            $(191,183)            $ (66,182)
Adjustments to reconcile net loss to net cash flows from
    operating activities:
  Deferred stock-based compensation recognized .......................               14,009                 7,456
  Depreciation and amortization ......................................               39,343                55,505
  Amortization of debt discount and deferred financing costs .........                  820                 1,164
  Change in reserve for excess and obsolete inventory ................                  305                  (679)
  Change in long-term deferred satellite services revenue
    and other long-term liabilities ..................................                7,448                19,645
  Other, net .........................................................                1,007                 1,350
  Changes in current assets and current liabilities ..................                1,115                67,486
                                                                                  ---------             ---------
Net cash flows from operating activities .............................             (127,136)               85,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities ........................                   --              (173,951)
Sales of marketable investment securities ............................               14,770               250,874
Change in cash reserved for satellite insurance due to
   depreciation on related satellites (Note 4) .......................                   --                 4,098

Purchases of property and equipment ..................................              (18,055)             (148,076)
                                                                                  ---------             ---------
Net cash flows from investing activities .............................               (3,285)              (67,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Non-interest bearing advances from affiliates ........................               81,118              (111,799)
Repayments of mortgage indebtedness and notes payable ................               (4,217)               (3,844)
                                                                                  ---------             ---------
Net cash flows from financing activities .............................               76,901              (115,643)
                                                                                  ---------             ---------

Net increase (decrease) in cash and cash equivalents .................              (53,520)              (96,953)
Cash and cash equivalents, beginning of period .......................              159,761               657,592
                                                                                  ---------             ---------
Cash and cash equivalents, end of period .............................            $ 106,241             $ 560,639
                                                                                  =========             =========
Supplemental Disclosure of Cash Flow Information
Forfeitures of deferred non-cash, stock-based compensation ...........            $      --             $     600

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ECHOSTAR BROADBAND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

        EchoStar Broadband Corporation ("EBC") is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC" and together with its subsidiaries "EchoStar"), a publicly traded company on the Nasdaq National Market. Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EBC and all direct and indirect wholly-owned subsidiaries thereof. EBC's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the three months ended March 31, 2000. Substantially all of EchoStar's operations are conducted by subsidiaries of EBC. The operations of EchoStar include two interrelated business units (Note 6):

    - The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. As of March 31, 2001, we had approximately 5.7 million DISH Network subscribers.

    - EchoStar Technologies Corporation ("ETC") - engaged in the design, development, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems"), the design, development and distribution of similar equipment for international direct-to-home ("DTH") satellite and other systems and the provision of uplink center design, construction oversight and other project integration services for international DTH ventures.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Comprehensive Income (Loss)

        The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        ------------------------------
                                                                          2000                  2001
                                                                        ---------             --------
                                                                                  (Unaudited)
Net loss ...................................................            $(191,183)            $(66,182)
Unrealized holding gains (losses) on available-for-sale
   securities arising during period ........................                  (81)               2,755
                                                                        ---------             --------
Comprehensive loss .........................................            $(191,264)            $(63,427)
                                                                        =========             ========

        Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities, net of deferred taxes.

3. INVENTORIES

        Inventories consist of the following (in thousands):

                                                             DECEMBER 31,           MARCH 31,
                                                                2000                  2001
                                                             -----------            ---------
Finished goods - DBS .............................            $  94,997             $  87,896
Raw materials ....................................               40,069                42,917
Finished goods - reconditioned and other .........               23,101                18,772
Work-in-process ..................................                8,879                 6,179
Consignment ......................................                2,461                 1,465
Reserve for excess and obsolete inventory ........               (9,842)               (9,163)
                                                              ---------             ---------
                                                              $ 159,665             $ 148,066
                                                              =========             =========

4. SATELLITE INSURANCE

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

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


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

        Based on the carriers' actions, EchoStar has added causes of action in its EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State Antitrust laws. While EchoStar believes it is entitled to the full amount claimed under the EchoStar IV insurance policy and believes the insurance carriers are in violation of Antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on EchoStar's other satellites, there can be no assurance as to the outcome of these proceedings. During March 2001, EchoStar voluntarily dismissed the antitrust lawsuit without prejudice. EchoStar has the right to re-file an antitrust action against the insurers again in the future.

        The indentures related to the outstanding senior notes of EDBS contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns. Insurance coverage is therefore required for at least three of EchoStar's six satellites currently in orbit. EchoStar has procured normal and customary launch insurance for EchoStar
VI. This launch insurance policy provides for insurance of $225.0 million. The EchoStar VI launch insurance policy expires in July 2001. EchoStar is currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV and EchoStar V. To satisfy insurance covenants related to the outstanding EDBS senior notes, as of March 31, 2001, EchoStar has reclassified approximately $78 million from cash and cash equivalents to restricted cash and marketable investment securities on its balance sheet. The reclassification will continue until such time, if ever, as the insurers are again willing to insure EchoStar's satellites on commercially reasonable terms. The amount of cash reserved for satellite insurance will be increased by approximately $60 million in the event EchoStar has not procured satellite insurance by July 2001. EchoStar believes it has in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of its in-orbit satellites was to fail. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite and programming continuity could not be assured in the event of multiple satellite losses.

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


5. COMMITMENTS AND CONTINGENCIES

VisionStar

        During November 2000, one of EchoStar's wholly owned subsidiaries purchased a 49.9% interest in VisionStar, Inc. VisionStar holds an FCC license, and is constructing a Ka-band satellite, to launch into the 113 W.L. orbital slot. Together with VisionStar, EchoStar has requested FCC approval to acquire control over VisionStar by increasing its ownership of VisionStar to 90%, for a total purchase price of approximately $2.8 million. EchoStar has also provided loans to VisionStar totaling less than $10 million to date for the construction of their satellite and expects to provide additional funding to VisionStar in the future. EchoStar is not obligated to finance the full remaining cost to construct and launch the VisionStar satellite, but VisionStar's FCC license currently requires construction of the satellite to be completed by April 30, 2002 or the license could be revoked. EchoStar currently expects to continue to fund loans and equity contributions for construction of the satellite in the near term from cash on hand, and expects that it may spend approximately $79.5 million during 2001 for that purpose subject to, among other things, FCC action.

DirecTV

        During February 2000, EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar's merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. EchoStar subsequently amended the Complaint adding claims against Circuit City, Radio Shack and Best Buy, alleging that these retailers are engaging in improper conduct that has had an anti-competitive impact on EchoStar. It is too early in the litigation to make an assessment of the probable outcome. During October 2000, DirecTV filed a motion for summary judgment asking that the Court enter judgment in DirecTV's favor on certain of EchoStar's claims. DirecTV's motion for summary judgment remains pending.

        The DirecTV defendants filed a counterclaim against EchoStar. DirecTV alleges that EchoStar tortiously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. ("KBS"). DirecTV alleges that EchoStar "merged" with KBS, in contravention of DirecTV's contract with KBS. DirecTV also alleges that EchoStar has falsely advertised to consumers about its right to offer network programming. DirecTV further alleges that EchoStar improperly used certain marks owned by PrimeStar, now owned by DirecTV. Finally, DirecTV alleges that EchoStar has been marketing National Football League games in a misleading manner. Discovery has been stayed until the next scheduling conference on June 13, 2001. The amount of damages DirecTV is seeking is as yet unquantified. However, in an arbitration proceeding related to DirecTV's allegations with respect to KBS, DirecTV has claimed damages totaling hundreds of millions of dollars. It is too early in the litigation to make an assessment of the probable outcome. EchoStar and KBS intend to vigorously defend against DirecTV's allegations in the litigation and in the arbitration.

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

        During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


arbitration is ongoing. The arbitration hearing commenced April 2, 2001 and continued through April 13, 2001. The hearing could not be completed during that time period and has been continued until August 7, 2001, when it will resume until it is presumably completed. While there can be no assurance that the attorneys will not continue to claim a right to hundreds of millions of dollars, the damage model the attorneys presented during the arbitration was for $56 million. EchoStar believes that even that amount significantly overstates the amount the attorneys should reasonably be entitled to receive under the fee agreement but it is not possible for EchoStar to predict what the decision of the three person arbitrator panel will be with any degree of certainty. EchoStar continues to vigorously contest the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability.

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

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


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

        During November 2000, EchoStar filed its appeal brief with the Eleventh Circuit. During December 2000, the Satellite Broadcasting and Communications Association submitted an amicus brief in support of EchoStar's appeal. The Consumer Federation of America and the Media Access Project have also submitted an amicus brief in support of EchoStar's appeal. The Networks have responded to EchoStar's appeal brief and the amicus briefs filed by the Consumer Federation of America and the Media Access Project and the Satellite Broadcasting and Communications Association. In December 2000, the Department of Justice filed a motion to intervene with respect to EchoStar's constitutional challenge of the Satellite Home Viewers Act, and the National Association of Broadcasters filed an amicus brief in support of the Networks' position in the appeal. During January 2001,

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


EchoStar filed its reply appeal brief and asked the Eleventh Circuit for an opportunity to respond to the amicus brief filed by the National Association of Broadcasters and the brief filed by the Department of Justice. On January 11, 2001, the Networks advised the Eleventh Circuit that they did not object to EchoStar's filing a response to the National Association of Broadcasters' amicus brief or the Department of Justice's brief. On January 19, 2001, EchoStar filed its supplemental brief responding to the Department of Justice's brief. On January 23, 2001, the Department of Justice filed a motion to strike EchoStar's supplemental brief or for an opportunity to reply to EchoStar's supplemental brief. On February 2, 2001, without explanation, the Eleventh Circuit issued an order striking EchoStar's supplemental reply and denying EchoStar an opportunity to file a response to the Department of Justice's motion to intervene. The Eleventh Circuit has currently set oral argument for May 24, 2001. EchoStar cannot predict when the Eleventh Circuit will rule on its appeal, but it could be as early as May 2001. EchoStar's appeal effort may not be successful and EchoStar may be required to comply with the Court's preliminary injunction order on short notice. The preliminary injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar's other services. Such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn.

Starsight

        During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide, filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the "121 Patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services.

        In December 2000, EchoStar filed suit against Gemstar - TV Guide International, Inc. (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. The Court recently denied a motion by Gemstar to transfer this case to the Western District of North Carolina.

        In February 2001, Gemstar filed patent infringement actions against EchoStar in District Court in Atlanta, Georgia and in the International Trade Commission (ITC). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 which all relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. We expect the Atlanta and North Carolina cases will be stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. EchoStar expects the ITC action to go to trial by the end of 2001. EchoStar further expects that the ITC will issue an initial determination by March of 2002 and that a final determination will be issued by June 2002. While the ITC cannot award damages, it can issue exclusion orders that would prevent the importation of articles that are found to infringe the asserted patents. In addition, it can issue cease and desist orders that would prohibit the sale of infringing products that had been previously imported. EchoStar has examined these patents and believes they are not infringed by any of EchoStar's products or services. EchoStar will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

        During 2000, Superguide Corp. also filed suit against EchoStar, DirecTv and others in the same North Carolina Court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar, although Gemstar has not asserted the patents against EchoStar. Nevertheless, Gemstar was recently added by the Court as a party to this lawsuit.

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


EchoStar has examined these patents and believes that they are not infringed by any of its products or services. EchoStar intends to vigorously defend against this action and assert a variety of counterclaims.

        In the event it is ultimately determined that EchoStar infringes on any of the aforementioned patents EchoStar may be subject to substantial damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

IPPV Enterprises

        IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar in the United States District Court for the District of Delaware. The suit alleges infringement of 5 patents. The patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. Three of the patents have expired. The trial is expected to commence July 9, 2001. EchoStar is vigorously defending against the suit based, among other things, on non-infringement, invalidity and failure to provide notice of alleged infringement.

        In the event it is ultimately determined that EchoStar infringes on any of these patents, EchoStar may be subject to substantial damages, and/or an injunction with respect to the two unexpired patents, that could require EchoStar to materially modify certain user friendly features it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suit.

Retailer Class Actions

        EchoStar has been sued by retailers in three separate class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Court to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. The plaintiffs are alleging breach of contract and breach of the covenant of good faith and fair dealing and are seeking declaratory relief, compensatory damages, injunctive relief, and pre-judgment and post-judgment interest. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

        Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that (1) EchoStar charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) EchoStar manipulated the accounts of subscribers to deny payments to class members; and
(3) EchoStar misrepresented to class members who owns certain equipment related to the provision of satellite television service. The plaintiff is requesting a permanent injunction and monetary damages. EchoStar intends to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

        EchoStar is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect EchoStar's financial position or results of operations.

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


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

6. SEGMENT REPORTING

Financial Data by Business Unit (in thousands)

        Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. During 2000, under this definition, we were operating as three separate business units. However, beginning 2001, it was determined that the chief operating decision maker of our Company regularly evaluates the following two separate business units. All prior year amounts have been restated to conform to the current year presentation.

                                                   ECHOSTAR      ELIMINATIONS       ECHOSTAR          OTHER
                                   DISH          TECHNOLOGIES     AND OTHER,      CONSOLIDATED       ECHOSTAR          EBC AND
                                  NETWORK        CORPORATION         NET             TOTAL           ACTIVITY       SUBSIDIARIES
                                 ---------       ------------    ------------     ------------       ---------      ------------
THREE MONTHS ENDED
  MARCH 31, 2000
  Revenue ...............        $ 484,448         $ 52,469         $28,804        $ 565,721         $   2,337         $ 568,058
  Net income (loss) .....         (190,764)          (4,494)         10,128         (185,130)           (6,053)         (191,183)

THREE MONTHS ENDED
  MARCH 31, 2001
  Revenue ...............        $ 817,991         $ 18,728         $25,211        $ 861,930         $  (3,624)        $ 858,306
  Net income (loss) .....         (221,867)          (7,788)         62,614         (167,041)          100,859           (66,182)

7. SUBSEQUENT EVENTS

EchoStar VI

        EchoStar VI is equipped with a total of 48 transponders, including 16 spares. During April, 2001, EchoStar VI experienced a series of anomalous events resulting in a temporary interruption of service. The satellite was quickly restored to normal operations mode. However, spare transponders and a station-keeping thruster were activated while the anomaly investigation period proceeds. The satellite is equipped with a substantial number of backup transponders and thrusters. Consequently, the anomalous events have not impacted commercial operation of the satellite. However, until the root cause of the most recent anomaly is finally determined, there can be no assurance future similar anomalies will not cause further losses which could impact commercial operation of the satellite.

Item 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000.

        Revenue. Total revenue for the three months ended March 31, 2001 was $858 million, an increase of $290 million compared to total revenue for the three months ended March 31, 2000 of $568 million. The increase in total revenue was primarily attributable to DISH Network subscriber growth. We expect that our revenues will continue to increase significantly as the number of DISH Network subscribers increases.

        DISH Network subscription television services revenue totaled $794 million for the three months ended March 31, 2001, an increase of $318 million compared to the same period in 2000. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. DISH Network added approximately 460,000 net new subscribers for the three months ended March 31, 2001 compared to approximately 455,000 net subscriber additions during the same period in 2000. As of March 31, 2001, we had approximately 5.7 million DISH Network subscribers compared to approximately 3.9 million at March 31, 2000, an increase of approximately 48%. The subscriber growth reflects the impact of aggressive marketing promotions, including our free installation program, together with increased interest in satellite television resulting from the availability of local network channels by satellite. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, assuming the U.S. economy continues to grow at a slow pace, we expect to add approximately 1.5 to
2.0 million net new subscribers during 2001, and to obtain a majority of all net new DBS subscribers.

        Monthly average revenue per subscriber was approximately $48.23 during the three months ended March 31, 2001 and approximately $43.85 during the same period in 2000. The increase in monthly average revenue per subscriber is primarily attributable to a $1.00 price increase in America's Top 100 CD, our most popular programming package, during both May 2000 and February 2001, the increased availability of local channels by satellite, the successful introduction of our $39.99 per month America's Top 150 programming package during April 2000 together with an increase in subscriber penetration in our higher priced Digital Home Plans. While there can be no assurance, we expect our moderate historical increases in revenue per subscriber to continue during 2001 and expect to reach monthly average revenue per subscriber of approximately $50 by the end of December 2001.

        For the three months ended March 31, 2001, DTH equipment sales and integration services totaled $40 million, a decrease of $21 million compared to the same period during 2000. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in international demand for digital set-top boxes as compared to the same period during 2000.

        A significant portion of DTH equipment sales and integration services revenues have resulted from sales to two international DTH providers. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. While we have binding purchase orders from both providers for 2001, we expect overall demand for 2001 to be lower than the same period in 2000. As a result, we expect total DTH equipment sales and integration services revenue to decrease in 2001 compared to 2000. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

        In order, among other things, to commence compliance with the injunction issued against us in our pending litigation with the four major broadcast networks and their affiliate groups, we have terminated the delivery of distant network channels to certain of our subscribers. Additionally, during 2000, the FCC issued rules which impair our ability to deliver certain superstation channels to our customers. Those rules will increase the cost of our delivery of superstations, and could require that we terminate the delivery of certain superstations to a material portion of our subscriber base. In combination, these terminations would result in a small reduction in average monthly revenue per subscriber and could increase subscriber turnover. While there can be no assurance, any such decreases could be offset by increases in average monthly revenue per subscriber resulting from the delivery of local network channels by satellite, and increases in other programming offerings.

        DISH Network Operating Expenses. DISH Network operating expenses totaled $393 million during the three months ended March 31, 2001, an increase of $121 million or 44% compared to the same period in 2000. DISH Network operating expenses represented 50% and 57% of subscription television services revenue during the three months ended March 31, 2001 and 2000, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. We expect to continue to control costs and create operating efficiencies. While there can be no assurance, we expect operating expenses as a percentage of subscription television services revenue to remain near current levels during the remainder of 2001.

        Subscriber-related expenses totaled $319 million during the three months ended March 31, 2001, an increase of $115 million compared to the same period in 2000. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 40% and 43% of subscription television services revenues during the three months ended March 31, 2001 and 2000, respectively. Although we do not currently expect subscriber-related expenses as a percentage of subscription television services revenue to increase materially in future periods, there can be no assurance this expense to revenue ratio will not materially increase.

        Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $65 million during the three months ended March 31, 2001, an increase of $9 million as compared to the same period in 2000. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 8% of subscription television services revenue during the three months ended March 31, 2001, as compared to 12% during the same period in 2000. The decrease in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia and our sixth customer service center in West Virginia during 2000. While there can be no assurance, we expect these expenses in total, and as a percentage of subscription television services revenue, to remain near current levels during the remainder of 2001. We continue to work to automate simple phone responses, and intend to increase internet based customer assistance in the future, in order to better manage customer service costs.

        Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and commercial satellite in-orbit insurance premiums. Satellite and transmission expenses totaled $9 million during the three months ended March 31, 2001, a $3 million decrease compared to the same period in 2000. This decrease resulted from the expiration of the commercial in-orbit satellite insurance policies for EchoStar I, EchoStar II and EchoStar III during July 2000. As discussed below, we are currently self-insuring these satellites. Satellite and transmission expenses totaled 1% and 3% of subscription television services revenue during the three months ended March 31, 2001 and 2000, respectively. We expect satellite and transmission expenses in total and as a percentage of subscription television services revenue, to increase in the future as additional satellites or digital broadcast centers are placed in service and to the extent we successfully renegotiate commercial in-orbit insurance.

        Cost of sales -- DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $29 million during the three months ended March 31, 2001, a decrease of $18 million compared to the same period in 2000. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. This decrease in cost of sales - DTH equipment and integration services is consistent with the decrease in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 73% and 77% of DTH equipment revenue, during the three months ended March 31, 2001 and 2000, respectively.

        Marketing Expenses. We subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Consequently, our subscriber acquisition costs are significant. Marketing expenses totaled $301 million during the three months ended March 31, 2001, an increase of $22 million compared to the same period in 2000. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies -- promotional DTH equipment includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $27 million and $23 million during the three months ended March 31, 2001 and 2000, respectively.

        During the three months ended March 31, 2001, our marketing promotions included our Digital Home Plan, Free Now and a free installation program. Our subscriber acquisition costs under these programs are significantly higher than those under our marketing programs historically.

        During July 2000, we announced the commencement of our new Digital Dynamite promotion. This promotion was re-named the Digital Home Plan effective February 1, 2001. The Digital Home Plan offers four choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD programming package for $35.99 per month, to providing consumers two EchoStar receiver systems and our America's Top 150 programming package for $49.99 per month. With each plan, consumers receive in-home-service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which includes the first month's programming payment.

        During February 2001, we announced our Free Now promotion offering all new subscribers a free base-level EchoStar receiver system and free installation. To be eligible for this program, a subscriber must provide a valid major credit card and make a one-year commitment to subscribe to either our America's Top 150 programming package or our America's Top 100 CD or DISH Latino Dos programming package plus additional programming totaling at least $39.98 per month. Subscriber acquisition costs are materially higher under this plan compared to historical promotions. To the extent that actual consumer participation levels exceed present expectations, subscriber acquisition costs may increase. Although there can be no assurance as to the ultimate duration of the Free Now promotion, we intend to continue it through at least May 2001.

        We subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include subscriber promotion subsidies -- promotional DTH equipment, subscriber promotion subsidies - other and DISH Network acquisition marketing expenses. During the three months ended March 31, 2001, our subscriber acquisition costs totaled approximately $297 million, or approximately $432 per new subscriber activation. Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. Comparatively, our subscriber acquisition costs during the three months ended March 31, 2000, prior to the introduction of our Digital Home Plan, totaled $273 million, or approximately $467 per new subscriber activation. The increase in our total subscriber acquisition expenses principally resulted from strong DISH Network subscriber growth during the three months ended March 31, 2001. As a result of continuing competition and our plans to attempt to continue to drive rapid subscriber growth, we expect our per subscriber acquisition costs for 2001 will remain in a range consistent with our 2000 average of approximately $452 per new subscriber activation.

        Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we continue or expand our Free Now program, or introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

        General and Administrative Expenses. General and administrative expenses totaled $72 million during the three months ended March 31, 2001, an increase of $18 million as compared to the same period in 2000. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 8% and 9% of total revenue during the three months ended March 31, 2001 and 2000, respectively. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

        Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999, we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended March 31, 2001 and 2000 we recognized $7 million and $14 million, respectively, under this performance-based plan.

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

                                                                           MARCH 31,
                                                                   -------------------------
                                                                    2000               2001
                                                                   -------            ------
 Customer service center and other ....................            $   655            $  233
 Satellite and transmission ...........................                655               466
 General and administrative ...........................             12,699             6,757
                                                                   -------            ------
   Total non-cash, stock-based compensation ...........            $14,009            $7,456
                                                                   =======            ======

        Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA plus total marketing expenses. Pre-marketing cash flow was $351 million during the three months ended March 31, 2001, an increase of 88% compared to the same period in 2000. Our pre-marketing cash flow as a percentage of total revenue was approximately 40% during the three months ended March 31, 2001 compared to 33% during the same period in 2000. We believe that pre-marketing cash flow can help to measure of operating efficiency for companies in the DBS industry. While there can be no assurance, we expect pre-marketing cash flow as a percentage of total revenue to remain near the current level during the remainder of 2001.

        Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was $50 million during the three months ended March 31, 2001, compared to negative $92 million during the same period in 2000. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, together with the introduction of our Digital Home Plan in July 2000. Our calculation of EBITDA for the three months ended March 31, 2001 and 2000 does not include approximately $7 million and $14 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. While there can be no assurance, we expect to continue to have positive EBITDA for the year ended December 31, 2001. As previously discussed, to the extent we expand our current marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

        It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

        Depreciation and Amortization. Depreciation and amortization expenses aggregated $56 million during the three months ended March 31, 2001, a $17 million increase compared to the same period in 2000. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar VI in October 2000 and other depreciable assets placed in service during late 2000.

        Other Income and Expense. Other expense, net, totaled $54 million during the three months ended March 31, 2001, an increase of $8 million compared to the same period in 2000. This increase primarily resulted from an increase in interest expense as a result of the issuance of our 10 3/8% Senior Notes due 2007 in September 2000. This increase in interest expense was partially offset by an increase in interest income.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DirecTV

        During February 2000, EchoStar filed suit against DirecTV and Thomson Consumer Electronics/RCA in the Federal District Court of Colorado. The suit alleges that DirecTV has utilized improper conduct in order to fend off competition from the DISH Network. According to the complaint, DirecTV has demanded that certain retailers stop displaying EchoStar's merchandise and has threatened to cause economic damage to retailers if they continue to offer both product lines in head-to-head competition. The suit alleges, among other things, that DirecTV has acted in violation of federal and state anti-trust laws in order to protect DirecTV's market share. EchoStar is seeking injunctive relief and monetary damages. EchoStar subsequently amended the Complaint adding claims against Circuit City, Radio Shack and Best Buy, alleging that these retailers are engaging in improper conduct that has had an anti-competitive impact on EchoStar. It is too early in the litigation to make an assessment of the probable outcome. During October 2000, DirecTV filed a motion for summary judgment asking that the Court enter judgment in DirecTV's favor on certain of EchoStar's claims. DirecTV's motion for summary judgment remains pending.

        The DirecTV defendants filed a counterclaim against EchoStar. DirecTV alleges that EchoStar tortiously interfered with a contract that DirecTV allegedly had with Kelly Broadcasting Systems, Inc. ("KBS"). DirecTV alleges that EchoStar "merged" with KBS, in contravention of DirecTV's contract with KBS. DirecTV also alleges that EchoStar has falsely advertised to consumers about its right to offer network programming. DirecTV further alleges that EchoStar improperly used certain marks owned by PrimeStar, now owned by DirecTV. Finally, DirecTV alleges that EchoStar has been marketing National Football League games in a misleading manner. Discovery has been stayed until the next scheduling conference on June 13, 2001. The amount of damages DirecTV is seeking is as yet unquantified. However, in an arbitration proceeding related to DirecTV's allegations with respect to KBS, DirecTV has claimed damages totaling hundreds of millions of dollars. It is too early in the litigation to make an assessment of the probable outcome. EchoStar and KBS intend to vigorously defend against DirecTV's allegations in the litigation and in the arbitration.

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

        During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement is void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation has been stayed while the arbitration is ongoing. The arbitration hearing commenced April 2, 2001 and continued through April 13, 2001. The hearing could not be completed during that time period and has been continued until August 7, 2001, when it will resume until it is presumably completed. While there can be no assurance that the attorneys will not continue to claim a right to hundreds of millions of dollars, the damage model the attorneys presented during the arbitration was for $56 million. EchoStar believes that even that amount significantly overstates the amount the attorneys should reasonably be entitled to receive under the fee agreement but it is not possible for EchoStar to predict what the decision of the three person arbitrator panel will be with any degree of certainty. EchoStar continues to vigorously contest the attorneys' interpretation of the fee arrangement, which EchoStar believes significantly overstates the magnitude of its liability.

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

                           PART II - OTHER INFORMATION


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

                           PART II - OTHER INFORMATION

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

        During November 2000, EchoStar filed its appeal brief with the Eleventh Circuit. During December 2000, the Satellite Broadcasting and Communications Association submitted an amicus brief in support of EchoStar's appeal. The Consumer Federation of America and the Media Access Project have also submitted an amicus brief in support of EchoStar's appeal. The Networks have responded to EchoStar's appeal brief and the amicus briefs filed by the Consumer Federation of America and the Media Access Project and the Satellite Broadcasting and Communications Association. In December 2000, the Department of Justice filed a motion to intervene with respect to EchoStar's constitutional challenge of the Satellite Home Viewers Act, and the National Association of Broadcasters filed an amicus brief in support of the Networks' position in the appeal. During January 2001, EchoStar filed its reply appeal brief and asked the Eleventh Circuit for an opportunity to respond to the amicus brief filed by the National Association of Broadcasters and the brief filed by the Department of Justice. On January 11, 2001, the Networks advised the Eleventh Circuit that they did not object to EchoStar's filing a response to the National Association of Broadcasters' amicus brief or the Department of Justice's brief. On January 19, 2001, EchoStar filed its supplemental brief responding to the Department of Justice's brief. On January 23, 2001, the Department of Justice filed a motion to strike EchoStar's supplemental brief or for an opportunity to reply to EchoStar's supplemental brief. On February 2, 2001, without explanation, the Eleventh Circuit issued an order striking EchoStar's supplemental reply and denying EchoStar an opportunity to file a response to the Department of Justice's motion to intervene. The Eleventh Circuit has currently set oral argument for May 24, 2001. EchoStar cannot predict when the Eleventh Circuit will rule on its appeal, but it could be as early as May 2001. EchoStar's appeal effort may not be successful and EchoStar may be required to comply with the Court's preliminary injunction order on short notice. The preliminary injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar's other services. Such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn.

                           PART II - OTHER INFORMATION

Starsight

        During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide, filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 (the "121 Patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services.

        In December 2000, EchoStar filed suit against Gemstar - TV Guide International, Inc. (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. The Court recently denied a motion by Gemstar to transfer this case to the Western District of North Carolina.

        In February 2001, Gemstar filed patent infringement actions against EchoStar in District Court in Atlanta, Georgia and in the International Trade Commission (ITC). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 which all relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. We expect the Atlanta and North Carolina cases will be stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. EchoStar expects the ITC action to go to trial by the end of 2001. EchoStar further expects that the ITC will issue an initial determination by March of 2002 and that a final determination will be issued by June 2002. While the ITC cannot award damages, it can issue exclusion orders that would prevent the importation of articles that are found to infringe the asserted patents. In addition, it can issue cease and desist orders that would prohibit the sale of infringing products that had been previously imported. EchoStar has examined these patents and believes they are not infringed by any of EchoStar's products or services. EchoStar will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

        During 2000, Superguide Corp. also filed suit against EchoStar, DirecTv and others in the same North Carolina Court, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar, although Gemstar has not asserted the patents against EchoStar. Nevertheless, Gemstar was recently added by the Court as a party to this lawsuit. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. EchoStar intends to vigorously defend against this action and assert a variety of counterclaims.

        In the event it is ultimately determined that EchoStar infringes on any of the aforementioned patents EchoStar may be subject to substantial damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits.

IPPV Enterprises

        IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar in the United States District Court for the District of Delaware. The suit alleges infringement of 5 patents. The patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. Three of the patents have expired. The trial is expected to commence July 9, 2001. EchoStar is vigorously defending against the suit based, among other things, on non-infringement, invalidity and failure to provide notice of alleged infringement.

                           PART II - OTHER INFORMATION

        In the event it is ultimately determined that EchoStar infringes on any of these patents, EchoStar may be subject to substantial damages, and/or an injunction with respect to the two unexpired patents, that could require EchoStar to materially modify certain user friendly features it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suit.

Retailer Class Actions

        EchoStar has been sued by retailers in three separate class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Court to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. The plaintiffs are alleging breach of contract and breach of the covenant of good faith and fair dealing and are seeking declaratory relief, compensatory damages, injunctive relief, and pre-judgment and post-judgment interest. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

        Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that (1) EchoStar charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) EchoStar manipulated the accounts of subscribers to deny payments to class members; and
(3) EchoStar misrepresented to class members who owns certain equipment related to the provision of satellite television service. The plaintiff is requesting a permanent injunction and monetary damages. EchoStar intends to vigorously defend the lawsuit and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

                           PART II - OTHER INFORMATION

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

        Based on the carriers' actions, EchoStar has added causes of action in its EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State Antitrust laws. While EchoStar believes it is entitled to the full amount claimed under the EchoStar IV insurance policy and believes the insurance carriers are in violation of Antitrust laws and have committed further acts of bad faith in connection with their refusal to negotiate reasonable insurance coverage on EchoStar's other satellites, there can be no assurance as to the outcome of these proceedings. During March 2001, EchoStar voluntarily dismissed the antitrust lawsuit without prejudice. EchoStar has the right to re-file an antitrust action against the insurers again in the future.

        We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        None.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the first quarter of 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ECHOSTAR BROADBAND CORPORATION


                         By:  /s/ David K. Moskowitz
                            ----------------------------------------------------
                              David K. Moskowitz
                              Senior Vice President, General Counsel, Secretary and Director
                              (Duly Authorized Officer)


                         By:  /s/ Michael R. McDonnell
                            ----------------------------------------------------
                              Michael R. McDonnell
                              Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:  May 15, 2001