Form 10-Q
period 2001-09-30
ECHOSTAR BROADBAND CORP
filed 2001-11-13
CIK 1130429

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

     AS OF NOVEMBER 13, 2001, REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                TABLE OF CONTENTS

                                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
             December 31, 2000 and September 30, 2001 (Unaudited)...........................................      1

         Condensed Consolidated Statements of Operations for the
             three and nine months ended September 30, 2000 and 2001 (Unaudited)............................      2

         Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2000 and 2001 (Unaudited)......................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................      4

Item 2.  Management's Narrative Analysis of Results of Operations...........................................     16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................     24

                                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................     25

Item 2.  Changes in Securities and Use of Proceeds..........................................................      *

Item 3.  Defaults Upon Senior Securities....................................................................      *

Item 4.  Submission of Matters to a Vote of Security Holders................................................      *

Item 5.  Other Information..................................................................................   None

Item 6.  Exhibits and Reports on Form 8-K...................................................................     31

----------

* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

                         ECHOSTAR BROADBAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                                                   2000             2001
                                                                                                ------------    ------------
                                                                                                                 (Unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents ..............................................................     $   657,592      $   413,965
   Marketable investment securities .......................................................         370,595          397,342
   Trade accounts receivable, net of allowance for uncollectible accounts of
      $19,934 and $9,354, respectively ....................................................         276,081          285,868
   Insurance receivable ...................................................................         106,000          106,000
   Inventories ............................................................................         159,665          205,466
   Other current assets ...................................................................          33,919           39,128
                                                                                                -----------      -----------
Total current assets ......................................................................       1,603,852        1,447,769
Cash reserved for satellite insurance (Note 5) ............................................          82,393          128,218
Property and equipment, net ...............................................................       1,474,265        1,793,428
FCC authorizations, net ...................................................................         709,817          700,860
Other noncurrent assets ...................................................................          95,549           86,356
                                                                                                -----------      -----------
     Total assets .........................................................................     $ 3,965,876      $ 4,156,631
                                                                                                ===========      ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
   Trade accounts payable .................................................................     $   144,263      $   312,843
   Deferred revenue .......................................................................         282,939          352,231
   Accrued expenses .......................................................................         643,359          710,941
   Advances from affiliates, net ..........................................................         832,334          706,908
   Current portion of long-term debt ......................................................          19,642           12,712
                                                                                                -----------      -----------
Total current liabilities .................................................................       1,922,537        2,095,635

Long-term obligations, net of current portion:
   9 1/4% Seven Year Notes ................................................................         375,000          375,000
   9 3/8% Ten Year Notes ..................................................................       1,625,000        1,625,000
   10 3/8% Seven Year Notes ...............................................................       1,000,000        1,000,000
   Mortgages and other notes payable, net of current portion ..............................          11,644           11,210
   Long-term deferred distribution and carriage revenue and other long-term liabilities ...          56,047           83,876
                                                                                                -----------      -----------
Total long-term obligations, net of current portion .......................................       3,067,691        3,095,086
                                                                                                -----------      -----------
     Total liabilities ....................................................................       4,990,228        5,190,721

Commitments and Contingencies (Note 6)

Stockholder's Deficit:
   Common Stock, $.01 par value, 1,000 shares authorized, issued and
   outstanding ............................................................................              --               --
   Additional paid-in capital .............................................................       1,440,253        1,436,782
   Deferred stock-based compensation ......................................................         (58,193)         (33,424)
   Accumulated other comprehensive income (loss) ..........................................          (1,150)           1,818
   Accumulated deficit ....................................................................      (2,405,262)      (2,439,266)
                                                                                                -----------      -----------
Total stockholder's deficit ...............................................................      (1,024,352)      (1,034,090)
                                                                                                -----------      -----------
     Total liabilities and stockholder's deficit ..........................................     $ 3,965,876      $ 4,156,631
                                                                                                ===========      ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ECHOSTAR BROADBAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                   THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------  -------------------------------
                                                                        2000             2001            2000             2001
                                                                     -----------      -----------     -----------      -----------

REVENUE:
   DISH Network:
     Subscription television services .............................  $   614,975      $   919,856     $ 1,645,514      $ 2,595,441
     Other ........................................................        1,763            4,784           6,571           12,511
                                                                     -----------      -----------     -----------      -----------
   Total DISH Network .............................................      616,738          924,640       1,652,085        2,607,952
   DTH equipment sales and integration services ...................       55,042           72,348         174,542          158,022
   Other ..........................................................       22,447           22,347          77,857           74,267
                                                                     -----------      -----------     -----------      -----------
Total revenue .....................................................      694,227        1,019,335       1,904,484        2,840,241

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses ..................................      255,083          365,647         693,225        1,046,676
     Customer service center and other ............................       60,288           72,790         184,677          207,487
     Satellite and transmission ...................................        9,368           10,745          33,282           27,779
                                                                     -----------      -----------     -----------      -----------
   Total DISH Network operating expenses ..........................      324,739          449,182         911,184        1,281,942
   Cost of sales - DTH equipment and integration services .........       40,612           49,304         134,683          109,205
   Cost of sales - other ..........................................        7,121           13,712          22,352           48,201
   Marketing:
     Subscriber promotion subsidies - promotional DTH equipment ...      210,067          113,501         536,773          348,232
     Subscriber promotion subsidies - other .......................       38,888          112,923         202,390          380,293
     Advertising and other ........................................       41,308           44,800          88,805           97,838
                                                                     -----------      -----------     -----------      -----------
   Total marketing expenses .......................................      290,263          271,224         827,968          826,363
   General and administrative .....................................       59,299           81,836         164,721          236,056
   Non-cash, stock-based compensation .............................       11,568            6,831          38,599           21,298
   Depreciation and amortization ..................................       43,356           69,750         123,279          184,958
                                                                     -----------      -----------     -----------      -----------
Total costs and expenses ..........................................      776,958          941,839       2,222,786        2,708,023
                                                                     -----------      -----------     -----------      -----------

Operating income  (loss) ..........................................      (82,731)          77,496        (318,302)         132,218

Other Income (Expense):
   Interest income ................................................        4,198           10,252           9,880           37,833
   Interest expense, net of amounts capitalized ...................      (49,732)         (66,877)       (146,948)        (205,187)
   Other ..........................................................         (643)          (1,782)         (2,593)           1,132
                                                                     -----------      -----------     -----------      -----------
Total other expense ...............................................      (46,177)         (58,407)       (139,661)        (166,222)
                                                                     -----------      -----------     -----------      -----------

Income (loss) before income taxes .................................     (128,908)          19,089        (457,963)         (34,004)
Income tax provision, net .........................................          (44)              --            (103)              --
                                                                     -----------      -----------     -----------      -----------
Net income (loss) .................................................  $  (128,952)     $    19,089     $  (458,066)     $   (34,004)
                                                                     ===========      ===========     ===========      ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ECHOSTAR BROADBAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                          2000             2001
                                                                                       -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................................     $  (458,066)     $   (34,004)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Deferred stock-based compensation recognized ..................................          38,599           21,298
   Depreciation and amortization .................................................         123,279          184,958
   Amortization of debt discount and deferred financing costs ....................           2,481            3,491
   Change in long-term deferred distribution and carriage revenue
     and other long-term liabilities .............................................           5,586           27,688
   Other, net ....................................................................           7,769           12,405
   Changes in current assets and current liabilities .............................          23,751          232,796
                                                                                       -----------      -----------
Net cash flows from operating activities .........................................        (256,601)         448,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities ....................................              --         (760,248)
Sales of marketable investment securities ........................................          19,775          736,469
Cash reserved for satellite insurance (Note 5) ...................................         (89,591)         (59,488)
Change in cash reserved for satellite insurance due to depreciation
  on related satellites (Note 5) .................................................              --           13,663
Purchases of property and equipment ..............................................        (178,515)        (489,865)
                                                                                       -----------      -----------
Net cash flows from investing activities .........................................        (248,331)        (559,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Non-interest bearing advances from affiliates ....................................         465,217         (125,426)
Net proceeds from issuance of 10 3/8% Seven Year Notes ...........................         989,375               --
Repayments of mortgage indebtedness and notes payable ............................          (9,219)          (7,364)
Other ............................................................................          (2,614)              --
                                                                                       -----------      -----------
Net cash flows from financing activities .........................................       1,442,759         (132,790)
                                                                                       -----------      -----------

Net increase (decrease) in cash and cash equivalents .............................         937,827         (243,627)
Cash and cash equivalents, beginning of period ...................................         159,761          657,592
                                                                                       -----------      -----------
Cash and cash equivalents, end of period .........................................     $ 1,097,588      $   413,965
                                                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Forfeitures of deferred non-cash, stock-based compensation ....................     $     8,072      $     3,471

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ECHOSTAR BROADBAND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

          EchoStar Broadband Corporation ("EBC") is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC" and together with its subsidiaries "EchoStar"), a publicly traded company on the Nasdaq National Market. Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EBC and all direct and indirect wholly-owned subsidiaries thereof. EBC's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the nine months ended September 30, 2001. Substantially all of EchoStar's operations are conducted by subsidiaries of EBC. The operations of EchoStar include two interrelated business units (Note 7):

     o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States. As of September 30, 2001, we had approximately 6.43 million DISH Network subscribers.

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

Recent Developments

          Effective September 27, 2001, ECC invested an additional $50 million in StarBand, increasing its equity interest from approximately 19% to approximately 32%. If and when construction is commenced for a next generation satellite to be allocated for StarBand's service, ECC's equity interest would increase to approximately 60%.

2.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in EchoStar's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

Comprehensive Income (Loss)

          The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                   ------------------------
                                                                                     2000           2001
                                                                                   ---------      ---------
                                                                                          (Unaudited)

Net loss .....................................................................     $(458,066)     $ (34,004)
Unrealized holding (losses) gains on available-for-sale securities arising
   during period .............................................................           (28)         2,968
                                                                                   ---------      ---------
Comprehensive loss ...........................................................     $(458,094)     $ (31,036)
                                                                                   =========      =========

          Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities, net of deferred taxes.

New Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141"), which is required to be adopted July 1, 2001. FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The application of FAS 141 has not had a material impact on EchoStar's financial position or results of operations.

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, EchoStar is required to apply all other provisions of FAS 142. EchoStar is currently evaluating the potential impact, if any, the adoption of FAS 142 will have on our financial position and results of operations.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. FAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. EchoStar is currently evaluating the potential impact, if any, the adoption of FAS 144 will have on its financial position and results of operation.

3.   INVESTMENT SECURITIES

          EchoStar currently classifies all marketable investment securities as available-for-sale. The fair market value of marketable investment securities approximates the carrying value and represents the quoted market prices at the balance sheet dates. Related unrealized gains and losses are reported as a separate component of stockholder's deficit,

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

net of related deferred income taxes, if applicable. The specific identification method is used to determine cost in computing realized gains and losses. Unrealized gains as of September 30, 2001 totaled approximately $2 million.

          In accordance with generally accepted accounting principles, declines in the fair market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. EchoStar evaluates its marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

4.   INVENTORIES

          Inventories consist of the following (in thousands):

                                                 DECEMBER 31,  SEPTEMBER 30,
                                                    2000            2001
                                                 ------------  -------------

Finished goods - DBS ........................     $  94,997      $ 123,886
Raw materials ...............................        40,069         53,396
Finished goods - reconditioned and other ....        23,101         22,323
Work-in-process .............................         8,879          8,986
Consignment .................................         2,461          2,260
Reserve for excess and obsolete inventory ...        (9,842)        (5,385)
                                                  ---------      ---------
                                                  $ 159,665      $ 205,466
                                                  =========      =========

5.   PROPERTY AND EQUIPMENT

EchoStar V

          EchoStar V is equipped with a total of three momentum wheels, including one spare. During July 2001, EchoStar V experienced an anomaly resulting in the loss of one momentum wheel. The satellite was quickly restored to normal operations mode. While no further momentum wheel losses are expected, until the root cause of the anomaly is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. The extent to which the loss of an additional momentum wheel would impair commercial operation has not yet been finally determined, but terms for in-orbit insurance, if procured, could be impacted. During August 2001, one of the thrusters on EchoStar V experienced an anomalous event resulting in a temporary interruption of service. The satellite was quickly restored to normal operations mode. The satellite is equipped with a substantial number of backup thrusters. EchoStar V is also equipped with a total of 48 traveling-wave-tube amplifiers ("TWTAs"), including 16 spares. A total of two TWTAs were taken out of service and replaced by spares between the launch of the satellite and June 30, 2001. During the third quarter 2001, EchoStar V experienced anomalous telemetry readings on two additional TWTAs. One of those TWTAs experienced unusually high telemetry readings and as a precaution, during September 2001 EchoStar substituted that TWTA with a spare. To the extent that EchoStar V experiences anomalous telemetry readings on additional TWTAs it may be necessary to utilize additional spare TWTAs. An investigation of the anomalies, which have not impacted commercial operation of the satellite to date, is continuing. Until the root cause of the anomalies is finally

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

determined, there can be no assurance future anomalies will not cause losses which could impact commercial operation of the satellite.

EchoStar VI

          EchoStar VI is equipped with a total of 48 transponders, including 16 spares. During April 2001, EchoStar VI experienced a series of anomalous events resulting in a temporary interruption of service. The satellite was quickly restored to normal operations mode. As a result of the anomaly, we believe that one stationkeeping thruster and a pair of transponders are unusable. The satellite is equipped with a substantial number of backup transponders and thrusters. EchoStar VI has also experienced anomalies resulting in the loss of two solar array strings. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the 12-year design life of the satellite. The satellite manufacturer, Space Systems Loral ("SS/L"), has advised EchoStar that it believes that the thruster anomaly was isolated to one stationkeeping thruster, and that while further failures are possible, SS/L does not believe it is likely that additional thrusters will be impacted. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite to date, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

Satellite Insurance

          As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 30 transponders to date, a maximum of approximately 14 of the 44 transponders on EchoStar IV are available for use at this time. In addition to the transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.

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

          The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired on July 25, 2000. The insurers refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on the carriers' actions, EchoStar added causes of action in its EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar filed a lawsuit against the insurance

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State antitrust laws. While EchoStar believes it is entitled to the full amount claimed under the EchoStar IV insurance policy and believes the insurance carriers' position is wrongful, there can be no assurance as to the outcome of these proceedings. During March 2001, EchoStar voluntarily dismissed the antitrust lawsuit without prejudice. EchoStar has the right to re-file an antitrust action against the insurers again in the future.

          The indentures related to the outstanding senior notes of EBC and EchoStar DBS Corporation ("EDBS") contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns. Insurance coverage is therefore required for at least three of EchoStar's six satellites currently in orbit. EchoStar had procured normal and customary launch insurance for EchoStar VI, which expired on July 14, 2001. As a result, EchoStar is currently self-insuring EchoStar I, EchoStar II, EchoStar III, EchoStar IV, EchoStar V and EchoStar VI. To satisfy these insurance covenants, EchoStar reclassified an amount equal to the depreciated cost of three of EchoStar's satellites from cash and cash equivalents to cash reserved for satellite insurance on its balance sheet. As of September 30, 2001, cash reserved for satellite insurance totaled approximately $128 million. The reclassification will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts. EchoStar believes it has in-orbit satellite capacity sufficient to expeditiously recover transmission of most programming in the event one of its in-orbit satellites fails. However, the cash reserved for satellite insurance is not adequate to fund the construction, launch and insurance for a replacement satellite in the event of a complete loss of a satellite. Programming continuity could not be assured in the event of multiple satellite losses.

6.   COMMITMENTS AND CONTINGENCIES

DirecTV

          During 2000, EchoStar filed suit against DirecTV, Thomson Consumer Electronics/RCA and others in the Federal District Court of Colorado alleging violations of antitrust and other laws. The DirecTV defendants filed counterclaims against EchoStar. During November 2001 the parties mutually dismissed the litigation with prejudice. DirecTV also released EchoStar's Kelly Broadcasting Systems, Inc. subsidiary from any obligations in connection with a recent $7 million arbitration award.

Fee Dispute

          EchoStar had a contingent fee arrangement with attorneys who represented EchoStar in prior litigation with News Corporation. The contingent fee arrangement provides for the attorneys to be paid a percentage of any net recovery obtained by EchoStar in the News Corporation litigation. The attorneys asserted that they might be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. EchoStar consistently maintained that the demand significantly overstated the amount to which the attorneys might reasonably be entitled.

          During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement was void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation was stayed while the arbitration proceeded. The arbitration hearing commenced in April 2001. Closing arguments were presented to the arbitration panel on October 11, 2001. During the four week arbitration hearing, the attorneys presented a damage model for $56 million. EchoStar asserted even that amount significantly overstated the amount to which the attorneys might reasonably be entitled. During closing arguments, the attorneys presented a separate damage calculation for $111 million to the arbitration panel.

          On November 7, 2001, the arbitration panel awarded the attorneys approximately $40 million for its contingency fee under the fee agreement. In the award, the arbitration panel also dismissed EchoStar's claims against the attorneys that EchoStar had initiated in the Arapahoe County, Colorado, District Court. Pursuant to the award, approximately $8 million is to be paid within 30 days of the award with the balance to be paid in equal quarterly principal installments over four years, commencing February 1, 2002. Interest is to be paid at the rate of prime (calculated as the average amount over each relevant year as published daily in the Wall Street Journal), compounded annually. EchoStar believes that even this reduced award includes calculation errors and intends to file a motion asking that the award be modified and/or corrected. EchoStar is also studying other grounds for vacating the award in part or in whole. There can be no assurance that the arbitration panel will modify or correct the award or that EchoStar will succeed in any effort to vacate, in whole or in part, the arbitration award.

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


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

          During September 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada, together with damages in excess of $175 million.

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

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

          In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in Denver Federal Court. EchoStar asked the court to enter a judgment declaring that our method of providing distant network programming did not violate the Satellite Home Viewer Act ("SHVA") and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

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

          During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates with which it would be physically impossible to comply. The order imposes restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, we believe, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons EchoStar believes the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

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

          During November 2000, EchoStar filed its appeal brief with the Eleventh Circuit. Oral argument before the Eleventh Circuit was held on May 24, 2001. At the oral argument, the parties agreed to participate in a court

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

supervised mediation and that the mediator was to report back to the Eleventh Circuit on July 11, 2001. The Eleventh Circuit indicated that it would not rule on the pending appeal until after July 11, 2001. Since May 24, 2001, the parties participated in the court-supervised mediation. On July 11, 2001 the mediator reported to the Eleventh Circuit the status of the parties' mediation efforts. On July 16, 2001, the Eleventh Circuit issued an order for the parties to engage in further mediation efforts until August 10, 2001. On August 8, 2001, the parties participated in another court ordered mediation but were unable to reach a resolution. On August 10, 2001, the mediator reported to the Eleventh Circuit that despite the parties' extensive efforts, the parties were unable to resolve their differences and that further efforts at mediation will not contribute to a resolution of the dispute between the parties at this time. The mediator therefore advised the Eleventh Circuit that it may rule upon EchoStar appeal.

          On September 17, 2001, the Eleventh Circuit vacated the District Court's nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar's First Amendment challenge to the SHVA. EchoStar has filed a petition for rehearing asking the Eleventh Circuit to reconsider its rejection of EchoStar's constitutional challenge. There can be no assurance the Eleventh Circuit will reconsider or reverse its decision on EchoStar's First Amendment challenge. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit also found that the District Court came to the wrong legal conclusion concerning the grandfathering provision found in 17 U.S.C. Section 119(d); the Eleventh Circuit reversed the District Court's legal conclusion and instead found that this grandfathering provision allows subscribers who switch satellite carriers to continue to receive the distant network programming that they had been receiving. The Eleventh Circuit's order indicated that the matter was to be remanded to the District Court for an evidentiary hearing. On October 9, 2001, EchoStar filed with the Eleventh Circuit its Petition for Rehearing and Petition for Rehearing En Banc on the Eleventh Circuit's denial of EchoStar's First Amendment challenge to the SHVA. This Petition remains pending before the Eleventh Circuit. As a result of the filing of the Petition, the Eleventh Circuit has not issued a mandate remanding the case to the District Court. EchoStar can not predict when the Eleventh Circuit will rule upon the pending Petition. Consequently, EchoStar can not predict when a mandate will issue remanding the case to the District Court or when the evidentiary hearing will be set.

          If the Eleventh Circuit denies EchoStar's Petition for Rehearing on its First Amendment challenge to the SHVA, EchoStar will likely appeal the First Amendment issue to the United States Supreme Court. There is no guarantee, however, that the United States Supreme Court will accept certorari on any petition filed or that if the United State Supreme Court accepts certorari that EchoStar's appeal will be heard before the evidentiary hearing in the District Court.

          If, after an evidentiary hearing, the District Court enters a preliminary injunction against EchoStar, the preliminary injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar's other services. Management has determined that such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by Echostar, which would have a material adverse affect on EchoStar's business.

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

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

          In December 2000, EchoStar filed suit against Gemstar - TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar has also filed counterclaims in this lawsuit alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar has examined these patents and believes they are not infringed by any of EchoStar's products or services. EchoStar will vigorously contest these counterclaims. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other plaintiffs.

          In February 2001, Gemstar filed patent infringement actions against EchoStar in District Court in Atlanta, Georgia and in the International Trade Commission (ITC). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. The North Carolina case has been stayed pending resolution of the ITC action and EchoStar expects that the Atlanta action will also be stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. EchoStar expects the ITC action to go to trial in December 2001. EchoStar further expects that the ITC will issue an initial determination by March of 2002 and that a final determination will be issued by April 2002. While the ITC cannot award damages, it can issue exclusion orders that would prevent the importation of articles that are found to infringe the asserted patents. Portions of EchoStar's receivers are currently manufactured outside the United States. In addition, it can issue cease and desist orders that would prohibit the sale of infringing products that had been previously imported. EchoStar has examined these patents and believes they are not infringed by any of EchoStar's products or services. EchoStar will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

          During 2000, Superguide Corp. also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling was recently issued by the Court and in response to that ruling the defendants are filing motions for summary judgement of non-infringement for each of the asserted patents. EchoStar intends to vigorously defend against this action and assert a variety of counterclaims.

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

IPPV Enterprises

          IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of 5 patents. One patent was subsequently dropped by plaintiffs. The remaining patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. The Court entered summary judgment in favor of EchoStar that the encryption patent, with respect to which the plaintiffs claimed $80 million in damages, was not infringed by EchoStar. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. The parties have completed briefing of post-trial motions and expect to complete oral arguments

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

for those motions on November 14, 2001. EchoStar intends to appeal any adverse decision and plaintiffs have indicated they may appeal as well. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

          A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. On September 24, 2001, EchoStar filed an answer denying all material allegations of the Complaint. On September 27, 2001, the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice in the event mediation does not resolve the dispute. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and intends to vigorously defend the lawsuit.

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

          Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented to class members who own certain equipment related to the provision of satellite television service. On September 18, 2001, the Court granted EchoStar's Motion to Dismiss for lack of personal jurisdiction. Plaintiff Satellite Dealers Supply has moved for reconsideration of the Court's order dismissing the case.

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

          Occasionally, increased solar activity poses a potential threat to all in-orbit geosynchronous satellites including EchoStar's DBS satellites. The probability that the effects from this activity will damage our satellites or cause service interruptions is generally very small.

          Some decommissioned spacecraft are in uncontrolled orbits which pass through the geostationary belt at various points, and present hazards to operational spacecraft including EchoStar's DBS satellites. The locations of these hazards are generally well known and may require EchoStar to perform maneuvers to avoid collisions.

7.   SEGMENT REPORTING

Financial Data by Business Unit (in thousands)

          Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. During 2000, under this definition, we were operating as three separate business units. However, beginning 2001, it was determined that EchoStar's chief operating decision maker regularly evaluates only the following two separate business units. All prior year amounts have been adjusted to conform to the current year presentation. The All Other column consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS No. 131 do not apply.

                                            ECHOSTAR                                  ECHOSTAR         OTHER
                              DISH        TECHNOLOGIES     ALL         ELIMINATIONS  CONSOLIDATED     ECHOSTAR        EBC AND
                             NETWORK      CORPORATION     OTHER         AND OTHER       TOTAL         ACTIVITY      SUBSIDIARIES
                           -----------    ------------  -----------    ------------  ------------    -----------    ------------

THREE MONTHS ENDED
   SEPTEMBER 30, 2000
  Revenue ...............  $   641,381    $    40,889   $    16,309    $      (607)   $   697,972    $    (3,745)   $   694,227
  Net income (loss) .....     (134,930)        (2,580)       (4,450)           (89)      (142,049)        13,097       (128,952)

THREE MONTHS ENDED
   SEPTEMBER 30, 2001
  Revenue ...............  $   944,274    $    52,526   $    27,066    $    (1,360)   $ 1,022,506    $    (3,171)   $ 1,019,335
  Net income (loss) .....       58,351          1,149       (11,075)       (45,330)         3,095         15,994         19,089

NINE MONTHS ENDED
   SEPTEMBER 30, 2000
  Revenue ...............  $ 1,714,596    $   141,403   $    55,906    $    (2,083)   $ 1,909,822    $    (5,338)   $ 1,904,484
  Net income (loss) .....     (455,580)        (2,935)       (7,427)          (200)      (466,142)         8,076       (458,066)

NINE MONTHS ENDED
   SEPTEMBER 30, 2001
  Revenue ...............  $ 2,668,855    $    97,014   $    87,908    $    (3,069)   $ 2,850,708    $   (10,467)   $ 2,840,241
  Net income (loss) .....     (174,801)       (14,108)      (27,000)        43,282       (172,627)       138,623        (34,004)

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

8.   SUBSEQUENT EVENTS

     On October 28, 2001, EchoStar announced the signing of definitive agreements with General Motors Corporation and its subsidiary Hughes Electronics Corporation, providing for the spin-off of Hughes from GM and the merger of Hughes with EchoStar. In connection with the merger, at least $5.525 billion of total financing is expected to be required, which EchoStar intends to fund in the capital markets on or prior to closing through equity offerings, debt offerings, bank debt or a combination thereof and possibly through privately negotiated transactions. A portion of this financing may be raised by EBC. EchoStar has obtained $2.7625 billion bridge commitments from each of Deutsche Bank and Credit Suisse First Boston which in certain circumstances may be drawn down in the event EchoStar is unable to raise the full $5.525 billion in the capital markets. As compensation for extension of the bridge commitments, EchoStar has paid a total of approximately $55 million to Deutsche Bank and Credit Suisse First Boston.

ITEM 2. MANAGEMENT'S NARATIVE ANALYSIS OF RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000.

          Revenue. Total revenue for the three months ended September 30, 2001 was $1.019 billion, an increase of $325 million compared to total revenue for the three months ended September 30, 2000 of $694 million. The increase in total revenue was primarily attributable to higher average revenue per subscriber and continued DISH Network subscriber growth. We expect that our revenues will continue to increase as the number of DISH Network subscribers increases.

          DISH Network subscription television services revenue totaled $920 million for the three months ended September 30, 2001, an increase of $305 million compared to the same period in 2000. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to higher average revenue per subscriber and continued DISH Network subscriber growth. DISH Network added approximately 360,000 net new subscribers for the three months ended September 30, 2001 compared to approximately 455,000 net subscriber additions during the same period in 2000. The reduction in net new subscribers for the quarter ended September 30, 2001 primarily resulted from increased churn due to the slowing economy, significant piracy of a competitor's products, bounty programs offered by competitors, our maturing subscriber base, and other factors. As of September 30, 2001, we had approximately 6.43 million DISH Network subscribers compared to approximately 4.8 million at September 30, 2000, an increase of approximately 35%. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, assuming the U.S. economy continues to grow at a slow pace, we expect to add approximately 1.5 to
1.75 million net new subscribers and to obtain a majority of all net new DBS subscribers, during 2001.

          Monthly average revenue per subscriber was approximately $49.26 during the three months ended September 30, 2001 and approximately $45.36 during the same period in 2000. For the nine months ended September 30, 2001, our monthly average revenue per subscriber was approximately $49.19. The increase in monthly average revenue per subscriber is primarily attributable to $1.00 price increases in America's Top 100 CD, our most popular programming package, in both May 2000 and February 2001, the increased availability of local channels by satellite, the successful introduction of our $39.99 per month America's Top 150 programming package during April 2000 together with an increase in subscriber penetration in our higher priced Digital Home Plans. As anticipated, in connection with the introduction of our I Like 9 promotion in August 2001, as discussed below, monthly average revenue per subscriber during the third quarter of 2001 decreased slightly from monthly average revenue per subscriber of approximately $50.00 during the second quarter of 2001. To the extent the I Like 9 promotion is successful, we expect monthly average revenue per subscriber to decrease slightly from the third quarter levels for the remainder of 2001.

          For the three months ended September 30, 2001, DTH equipment sales and integration services revenue totaled $72 million, an increase of $17 million compared to the same period during 2000. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators and sales of DBS accessories. This increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in demand for digital set-top boxes from our two primary international customers as compared to the same period during 2000.

          A significant portion of DTH equipment sales and integration services revenues have resulted from sales to two international DTH providers. We currently have agreements to provide equipment to DTH service operators in Spain and Canada. Our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. While we have binding purchase orders from both providers for the remainder of 2001, we expect overall demand for 2001 to be lower than the same period in 2000. As a result, we expect total DTH equipment sales and integration services revenue to decrease in 2001 compared to 2000. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

          In order, among other things, to plan for the potential re-implementation of the injunction previously issued against us in our pending litigation with the four major broadcast networks and their affiliate groups, we may terminate the delivery of distant network channels to certain of our subscribers. Additionally, during 2000, the FCC issued rules which impair our ability to deliver certain superstation channels to our customers. Those rules will increase the cost of our delivery of superstations, and could require that we terminate the delivery of certain superstations to a material portion of our subscriber base.

          "Spot beam" technology on EchoStar VII and EchoStar VIII is expected to increase our existing satellite capacity. The earliest scheduled launch of EchoStar VII is late December 2001. Further postponement could result from delays in delivery of the satellite, from difficulties procuring adequate launch insurance, or from other factors. Insurance issues resulting from market reticence with respect to Atlas III launches, particularly following the September 11th tragedy, have prevented procurement of launch insurance to date. We are evaluating alternative launch vehicles to potentially minimize the risk of further delays. EchoStar VIII is currently expected to launch during the first half of 2002. Commencing January 1, 2002, we will be required to comply with the statutory requirement to carry substantially all over the air television stations by satellite in any market where we carry any local network channels by satellite. Any reduction in the number of markets we serve in order to comply with "must carry" requirements for other markets, would adversely effect our operations and could result in a temporary increase in churn. Failure to comply with "must carry" requirements could result in substantial fines and other sanctions. While there can be no assurance, based among other things on the number of over the air television stations that have qualified for "must carry" to date and on other available satellite capacity, we currently believe we can meet statutory "must carry" requirements with few reductions in the number of markets where we currently provide local channels by satellite. However, until EchoStar VII and EchoStar VIII become operational we probably will not be able to increase the number of markets where we provide local network channels by satellite.

In combination, these terminations would result in a small reduction in average monthly revenue per subscriber and could increase subscriber churn.

          DISH Network Operating Expenses. DISH Network operating expenses totaled $449 million during the three months ended September 30, 2001, an increase of $124 million or 38% compared to the same period in 2000. DISH Network operating expenses represented 49% and 53% of subscription television services revenue during the three months ended September 30, 2001 and 2000, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. We expect to continue to control costs and create operating efficiencies. We would expect operating expenses as a percentage of subscription television services revenue to remain near current levels during the remainder of 2001, however the I Like 9 promotion discussed below could cause the percentage to increase.

          Subscriber-related expenses totaled $366 million during the three months ended September 30, 2001, an increase of $111 million compared to the same period in 2000. The increase in total subscriber-related expenses is primarily attributable to the increase in DISH Network subscribers. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 40% and 41% of subscription television services revenues during the three months ended September 30, 2001 and 2000, respectively. The decrease in subscriber-related expenses as a percentage of subscription television services revenue primarily resulted from our programming package price increases during 2001. While there can be no assurance, we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near current levels during the remainder of 2001.

          Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $73 million during the three months ended September 30, 2001, an increase of $13 million as compared to the same period in 2000. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 8% of subscription television services revenue during the three months ended September 30, 2001, as compared to 10% during the same period in 2000. The decrease in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia and our sixth customer service center in West Virginia during 2000. While there can be no assurance, we expect these expenses in total, and as a percentage of subscription television services revenue, to remain near current levels during the remainder of 2001. These expenses and percentages could temporarily increase in the future as additional infrastructure is added to meet future growth. We continue to work to automate simple telephone responses, and intend to increase Internet-based customer assistance in the future, in order to better manage customer service costs.

          Satellite and transmission expenses include expenses associated with the operation of our digital broadcast center, contracted satellite telemetry, tracking and control services, and commercial satellite in-orbit insurance premiums. Satellite and transmission expenses totaled $11 million during the three months ended September 30, 2001, a $2 million increase compared to the same period in 2000. Satellite and transmission expenses totaled 1% and 2% of subscription television services revenue during the three months ended September 30, 2001 and 2000, respectively. We expect satellite and transmission expenses in total and as a percentage of subscription television services revenue to increase in the future as additional satellites or digital broadcast centers are placed in service and to the extent we successfully place commercial in-orbit insurance.

          Cost of sales - DTH equipment and Integration Services. Cost of sales
- DTH equipment and integration services totaled $49 million during the three months ended September 30, 2001, an increase of $8 million compared to the same period in 2000. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. This increase in cost of sales - DTH equipment and integration services is consistent with the increase in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 68% and 74% of DTH equipment revenue, during the three months ended September 30, 2001 and 2000, respectively.

          Marketing Expenses. Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Marketing expenses totaled $271 million during the three months ended September 30, 2001 compared to $290 million for the same period in 2000. This decrease primarily resulted from a decrease in Subscriber promotion subsidies - promotional DTH equipment as a result of higher penetration of our Digital Home Plan promotion discussed below. This decrease was partially offset by an increase in advertising related to our I Like 9 promotions. Subscriber promotion subsidies - promotional DTH equipment includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $45 million and $41 million during the three months ended September 30, 2001 and 2000, respectively.

          During the three months ended September 30, 2001, our marketing promotions included our Digital Home Plan, Free Now, I Like 9 and a free installation program.

          Our Digital Home Plan promotion, introduced during July 2000, offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD programming package for $35.99 per month, to providing consumers two or more EchoStar receiver systems and our America's Top 150 programming package for $49.99 to $59.99 per month. Consumers may also choose from one of our DishPVR Plans which includes the use of two or more EchoStar receiver systems, one of which includes a built-in hard drive that allows viewers to pause and record live programming without the need for videotape. The DishPVR Plans also included either America's Top 100 CD or DISH Latino Dos programming package starting at $49.99 per month or America's Top 150 programming package starting at $59.99 per month. With each plan, consumers receive in-home service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which includes the first month's programming payment. Although there can be no assurance as to the ultimate duration of the Digital Home Plan promotion, we intend to continue it through at least January 31, 2002.

          From February through July 2001, we offered new subscribers a free base-level EchoStar receiver system and free installation under our Free Now promotion. To be eligible, a subscriber had to provide a valid major credit card and make a one-year commitment to subscribe to either our America's Top 150 programming package or our America's Top 100 CD or DISH Latino Dos programming package plus additional programming totaling at least $39.98 per month. Subscriber acquisition costs were materially higher under this plan compared to historical promotions. This promotion expired July 31, 2001.

          During August 2001, we commenced our I Like 9 promotion. Under this promotion, subscribers who purchase an EchoStar receiver system for $199 or higher, receive free installation and either our America's Top 100 CD or our DISH Latino Dos programming package for $9 a month for the first year. Subscriber acquisition costs are materially lower under this plan compared to historical promotions. Although there can be no assurance as to the ultimate duration of the I Like 9 promotion, we intend to continue it through at least January 31, 2002.

          Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include subscriber promotion subsidies - promotional DTH equipment, subscriber promotion subsidies - other and DISH Network acquisition marketing expenses. During the three months ended September 30, 2001, our subscriber acquisition costs totaled approximately $268 million, or approximately $392 per new subscriber activation. Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. Comparatively, our subscriber acquisition costs during the three months ended September 30, 2000 totaled $284 million, or approximately $438 per new subscriber activation. The decrease in our per new subscriber acquisition cost primarily resulted from the introduction of our I Like 9 promotion, an increase in direct sales and an increase in penetration of our Digital Home Plans. While there can be no assurance, we expect total subscriber acquisition costs for the year ended December 31, 2001 to be less than our prior estimate of approximately $450 per subscriber.

          Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase further to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

          General and Administrative Expenses. General and administrative expenses totaled $82 million during the three months ended September 30, 2001, an increase of $23 million as compared to the same period in 2000. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 8% and 9% of total revenue during the three months ended September 30, 2001 and 2000, respectively. Although we expect G&A expenses as a percentage of total revenue to remain near the current level or decline modestly in future periods, this expense to revenue ratio could increase.

          Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999 we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended September 30, 2001 and 2000 we recognized $7 million and $12 million, respectively, under this performance-based plan.

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

                                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                                        2000              2001
                                                                                  --------------     -------------

Customer service center and other ........................................               $   107            $   311
Satellite and transmission ...............................................                   985                388
General and administrative ...............................................                10,476              6,132
                                                                                  --------------     --------------
    Total non-cash, stock-based compensation .............................               $11,568            $ 6,831
                                                                                  ==============     ==============

          Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA plus total marketing expenses. Pre-marketing cash flow was $425 million during the three months ended September 30, 2001, an increase of 62% compared to the same period in 2000. Our pre-marketing cash flow as a percentage of total revenue was approximately 42% during the three months ended September 30, 2001 compared to 38% during the same period in 2000. We believe that pre-marketing cash flow can be a helpful measure of operating efficiency for companies in the DBS industry. While there can be no assurance, we expect pre-marketing cash flow as a percentage of total revenue to remain near the current level during the remainder of 2001.

          Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was $154 million during the three months ended September 30, 2001, compared to negative $28 million during the same period in 2000. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, together with the introduction of our Digital Home Plan in July 2000. Our calculation of EBITDA for the three months ended September 30, 2001 and 2000 does not include approximately $7 million and $12 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. While there can be no assurance, we expect to continue to have positive EBITDA for the year ended December 31, 2001. As previously discussed, to the extent we introduce new marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

          It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

          Depreciation and Amortization. Depreciation and amortization expenses aggregated $70 million during the three months ended September 30, 2001, a $27 million increase compared to the same period in 2000. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar VI in October 2000 and other depreciable assets, including Digital Home Plan equipment, placed in service during late 2000 and 2001.

          Other Income and Expense. Other expense, net, totaled $58 million during the three months ended September 30, 2001, an increase of $12 million compared to the same period in 2000. This increase primarily resulted from an increase in interest expense as a result of the issuance of our 10 3/8% Senior Notes in September 2000. This increase in interest expense was partially offset by an increase in interest income.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000.

          Revenue. Total revenue for the nine months ended September 30, 2001 was $2.840 billion, an increase of $936 million compared to total revenue for the nine months ended September 30, 2000 of $1.904 billion. The increase in total revenue was primarily attributable to higher average revenue per subscriber and continued DISH Network subscriber growth.

          DISH Network subscription television services revenue totaled $2.595 billion for the nine months ended September 30, 2001, an increase of $949 million compared to the same period in 2000. This increase was directly attributable to higher average revenue per subscriber and continued DISH Network subscriber growth.

          For the nine months ended September 30, 2001, DTH equipment sales and integration services revenue totaled $158 million, a decrease of $17 million compared to the same period during 2000. This decrease in DTH equipment sales and integration services revenue was primarily attributable to a decrease in demand for digital set-top boxes from our two primary international customers as compared to the same period during 2000.

          DISH Network Operating Expenses. DISH Network operating expenses totaled $1.282 billion during the nine months ended September 30, 2001, an increase of $371 million or 41% compared to the same period in 2000. DISH Network operating expenses represented 49% and 55% of subscription television services revenue during the nine months ended September 30, 2001 and 2000, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers.

          Subscriber-related expenses totaled $1.047 billion during the nine months ended September 30, 2001, an increase of $354 million compared to the same period in 2000. Such expenses represented 40% and 42% of subscription television services revenues during the nine months ended September 30, 2001 and 2000, respectively.

          Customer service center and other expenses totaled $207 million during the nine months ended September 30, 2001, an increase of $22 million as compared to the same period in 2000. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 8% of subscription television services revenue during the nine months ended September 30, 2001, as compared to 11% during the same period in 2000. The decrease in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia and our sixth customer service center in West Virginia during 2000.

          Satellite and transmission expenses totaled $28 million during the nine months ended September 30, 2001, a $5 million decrease compared to the same period in 2000. This decrease resulted from the expiration of the commercial in-orbit satellite insurance policies for EchoStar I, EchoStar II and EchoStar III during July 2000. As discussed below, we are currently self-insuring these satellites. Satellite and transmission expenses totaled 1% and 2% of subscription television services revenue during the nine months ended September 30, 2001 and 2000, respectively.

          Cost of sales - DTH equipment and Integration Services. Cost of sales
- DTH equipment and integration services totaled $109 million during the nine months ended September 30, 2001, a decrease of $26 million compared to the same period in 2000. This decrease in cost of sales - DTH equipment and integration services is consistent with the decrease in DTH equipment sales and integration services revenue. Cost of sales - DTH equipment and integration services represented 69% and 77% of DTH equipment revenue, during the nine months ended September 30, 2001 and 2000, respectively.

          Marketing Expenses. Marketing expenses totaled $826 million during the nine months ended September 30, 2001, a decrease of $2 million compared to the same period in 2000. Advertising and other expenses totaled $98 million and $89 million during the nine months ended September 30, 2001 and 2000, respectively.

          General and Administrative Expenses. General and administrative expenses totaled $236 million during the nine months ended September 30, 2001, an increase of $71 million as compared to the same period in 2000. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 8% and 9% of total revenue during the nine months ended September 30, 2001 and 2000, respectively.

          Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the nine months ended September 30, 2001 and 2000 we recognized $21 million and $39 million, respectively, of the total remaining deferred stock-based compensation under the 1999 incentive plan. The remainder will be recognized over the remaining vesting period.

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

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                    2000             2001
                                               -------------     -------------

Customer service center and other ..........         $ 1,308           $   932
Satellite and transmission .................           2,296             1,165
General and administrative .................          34,995            19,201
                                               -------------     -------------
    Total non-cash, stock-based
      compensation .........................         $38,599           $21,298
                                               =============     =============

          Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA plus total marketing expenses. Pre-marketing cash flow was $1.165 billion during the nine months ended September 30, 2001, an increase of 73% compared to the same period in 2000. Our pre-marketing cash flow as a percentage of total revenue was approximately 41% during the nine months ended September 30, 2001 compared to 35% during the same period in 2000.

          Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents earnings before interest, taxes, depreciation, amortization, and non-cash, stock-based compensation. EBITDA was $338 million during the nine months ended September 30, 2001, compared to negative $156 million during the same period in 2000. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, though not yet adequate to support interest payments and other non-operating costs, together with the introduction of our Digital Home Plan in July 2000. Our calculation of EBITDA for the nine months ended September 30, 2001 and 2000 does not include approximately $21 million and $39 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options.

          It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

          Depreciation and Amortization. Depreciation and amortization expenses aggregated $185 million during the nine months ended September 30, 2001, a $62 million increase compared to the same period in 2000. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar VI in October 2000 and other depreciable assets, including Digital Home Plan equipment, placed in service during late 2000 and 2001.

          Other Income and Expense. Other expense, net, totaled $166 million during the nine months ended September 30, 2001, an increase of $26 million compared to the same period in 2000. This increase primarily resulted from an increase in interest expense as a result of the issuance of our 10 3/8% Senior Notes in September 2000. This increase in interest expense was partially offset by an increase in interest income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

          As of September 30, 2001, our unrestricted cash, cash equivalents and marketable investment securities had a fair value of $811 million which was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper with an average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

          The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At September 30, 2001, all of our investments in this category were in fixed rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. As of September 30, 2001 our marketable securities portfolio balance was approximately $811 million with an average annual interest rate of approximately 4%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $3 million in annual interest income.

          In accordance with generally accepted accounting principles, declines in the fair market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of its marketable investment securities compared to the carrying value of these securities and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary. We have recorded unrealized gains totaling approximately $2 million as of September 30, 2001.

          As of September 30, 2001, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $3.0 billion using quoted market prices where available, or discounted cash flow analyses. The fair value of our fixed rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $144 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of September 30, 2001, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $29 million.

          We have not used derivative financial instruments for speculative purposes. We have not hedged or otherwise protected against the risks associated with any of our investing or financing activities.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DirecTV

          During 2000, EchoStar filed suit against DirecTV, Thomson Consumer Electronics/RCA and others in the Federal District Court of Colorado alleging violations of antitrust and other laws. The DirecTV defendants filed counterclaims against EchoStar. During November 2001 the parties mutually dismissed the litigation with prejudice. DirecTV also released EchoStar's Kelly Broadcasting Systems, Inc. subsidiary from any obligations in connection with a recent $7 million arbitration award.

Fee Dispute

          EchoStar had a contingent fee arrangement with attorneys who represented EchoStar in prior litigation with News Corporation. The contingent fee arrangement provides for the attorneys to be paid a percentage of any net recovery obtained by EchoStar in the News Corporation litigation. The attorneys asserted that they might be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. EchoStar consistently maintained that the demand significantly overstated the amount to which the attorneys might reasonably be entitled.

          During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement was void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation was stayed while the arbitration proceeded. The arbitration hearing commenced in April 2001. Closing arguments were presented to the arbitration panel on October 11, 2001. During the four week arbitration hearing, the attorneys presented a damage model for $56 million. EchoStar asserted even that amount significantly overstated the amount to which the attorneys might reasonably be entitled. During closing arguments, the attorneys presented a separate damage calculation for $111 million to the arbitration panel.

          On November 7, 2001, the arbitration panel awarded the attorneys approximately $40 million for its contingency fee under the fee agreement. In the award, the arbitration panel also dismissed EchoStar's claims against the attorneys that EchoStar had initiated in the Arapahoe County, Colorado, District Court. Pursuant to the award, approximately $8 million is to be paid within 30 days of the award with the balance to be paid in equal quarterly principal installments over four years, commencing February 1, 2002. Interest is to be paid at the rate of prime (calculated as the average amount over each relevant year as published daily in the Wall Street Journal), compounded annually. EchoStar believes that even this reduced award includes calculation errors and intends to file a motion asking that the award be modified and/or corrected. EchoStar is also studying other grounds for vacating the award in part or in whole. There can be no assurance that the arbitration panel will modify or correct the award or that EchoStar will succeed in any effort to vacate, in whole or in part, the arbitration award.

WIC Premium Television Ltd.

          During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar Communications

                           PART II - OTHER INFORMATION

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

          During September 1998, WIC filed another lawsuit in the Court of Queen's Bench of Alberta Judicial District of Edmonton against certain defendants, including EchoStar. WIC is a company authorized to broadcast certain copyrighted work, such as movies and concerts, to residents of Canada. WIC alleges that the defendants engaged in, promoted, and/or allowed satellite dish equipment from the United States to be sold in Canada and to Canadian residents and that some of the defendants allowed and profited from Canadian residents purchasing and viewing subscription television programming that is only authorized for viewing in the United States. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from importing hardware into Canada and from activating receivers in Canada, together with damages in excess of $175 million.

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

          In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in Denver Federal Court. EchoStar asked the court to enter a judgment declaring that our method of providing distant network programming did not violate the Satellite Home Viewer Act ("SHVA") and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

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

          During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates with which it would be physically impossible to comply. The order imposes restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, we believe, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the Satellite Home Viewer Act and the Satellite Home Viewer Improvement Act. For these and other reasons EchoStar believes the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

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

          During November 2000, EchoStar filed its appeal brief with the Eleventh Circuit. Oral argument before the Eleventh Circuit was held on May 24, 2001. At the oral argument, the parties agreed to participate in a court supervised mediation and that the mediator was to report back to the Eleventh Circuit on July 11, 2001. The Eleventh Circuit indicated that it would not rule on the pending appeal until after July 11, 2001. Since May 24, 2001, the parties participated in the court-supervised mediation. On July 11, 2001 the mediator reported to the Eleventh Circuit the status of the parties' mediation efforts. On July 16, 2001, the Eleventh Circuit issued an order for the parties to engage in further mediation efforts until August 10, 2001. On August 8, 2001, the parties participated in another court ordered mediation but were unable to reach a resolution. On August 10, 2001, the mediator reported to the Eleventh Circuit that despite the parties' extensive efforts, the parties were unable to resolve their differences and that further efforts at mediation will not contribute to a resolution of the dispute between the parties at this time. The mediator therefore advised the Eleventh Circuit that it may rule upon EchoStar appeal.

          On September 17, 2001, the Eleventh Circuit vacated the District Court's nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar's First Amendment challenge to the SHVA. EchoStar has filed a petition for rehearing asking the Eleventh Circuit to reconsider its rejection of EchoStar's constitutional challenge. There can be no assurance the Eleventh Circuit will reconsider or reverse its decision on EchoStar's First Amendment challenge. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit also found that the District Court came to the wrong legal conclusion concerning the grandfathering provision found in 17 U.S.C. Section 119(d); the Eleventh Circuit reversed the District Court's legal conclusion and instead found that this grandfathering provision allows subscribers who switch satellite carriers to continue to receive the distant network programming that they had been receiving. The Eleventh Circuit's order indicated that the matter was to be remanded to the District Court for an evidentiary hearing. On October 9, 2001, EchoStar filed with the Eleventh Circuit its Petition for Rehearing and Petition for Rehearing En Banc on the Eleventh Circuit's denial of EchoStar's First Amendment challenge to the SHVA. This Petition remains pending before the Eleventh Circuit. As a result of the filing of the Petition, the Eleventh Circuit has not issued a mandate remanding the case to the District Court. EchoStar can not predict when

                           PART II - OTHER INFORMATION

the Eleventh Circuit will rule upon the pending Petition. Consequently, EchoStar can not predict when a mandate will issue remanding the case to the District Court or when the evidentiary hearing will be set.

          If the Eleventh Circuit denies EchoStar's Petition for Rehearing on its First Amendment challenge to the SHVA, EchoStar will likely appeal the First Amendment issue to the United States Supreme Court. There is no guarantee, however, that the United States Supreme Court will accept certorari on any petition filed or that if the United State Supreme Court accepts certorari that EchoStar's appeal will be heard before the evidentiary hearing in the District Court.

          If, after an evidentiary hearing, the District Court enters a preliminary injunction against EchoStar, the preliminary injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to EchoStar's other services. Management has determined that such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by Echostar, which would have a material adverse affect on EchoStar's business.

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

          In December 2000, EchoStar filed suit against Gemstar - TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar has also filed counterclaims in this lawsuit alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar has examined these patents and believes they are not infringed by any of EchoStar's products or services. EchoStar will vigorously contest these counterclaims. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other plaintiffs.

          In February 2001, Gemstar filed patent infringement actions against EchoStar in District Court in Atlanta, Georgia and in the International Trade Commission (ITC). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the 121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. The North Carolina case has been stayed pending resolution of the ITC action and EchoStar expects that the Atlanta action will also be stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. EchoStar expects the ITC action to go to trial in December 2001. EchoStar further expects that the ITC will issue an initial determination by March of 2002 and that a final determination will be issued by April 2002. While the ITC cannot award damages, it can issue exclusion orders that would prevent the importation of articles that are found to infringe the asserted patents. Portions of EchoStar's receivers are currently manufactured outside the United States. In addition, it can issue cease and desist orders that would prohibit the sale of infringing products that had been previously imported. EchoStar has examined these patents and believes they are not infringed by any of EchoStar's products or services. EchoStar will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents.

                           PART II - OTHER INFORMATION

          During 2000, Superguide Corp. also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling was recently issued by the Court and in response to that ruling the defendants are filing motions for summary judgement of non-infringement for each of the asserted patents. EchoStar intends to vigorously defend against this action and assert a variety of counterclaims.

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

IPPV Enterprises

          IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of 5 patents. One patent was subsequently dropped by plaintiffs. The remaining patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. One patent relates to an encryption technique. The Court entered summary judgment in favor of EchoStar that the encryption patent, with respect to which the plaintiffs claimed $80 million in damages, was not infringed by EchoStar. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. The parties have completed briefing of post-trial motions and expect to complete oral arguments for those motions on November 14, 2001. EchoStar intends to appeal any adverse decision and plaintiffs have indicated they may appeal as well. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

          A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. On September 24, 2001, EchoStar filed an answer denying all material allegations of the Complaint. On September 27, 2001, the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice in the event mediation does not resolve the dispute. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and intends to vigorously defend the lawsuit.

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

                           PART II - OTHER INFORMATION

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

          Satellite Dealers Supply, Inc. filed a lawsuit in the United States District Court for the Eastern District of Texas on September 25, 2000, on behalf of itself and a class of persons similarly situated. The plaintiff is attempting to certify a nationwide class on behalf of sellers, installers, and servicers of satellite equipment who contract with EchoStar and claims the alleged class has been "subject to improper chargebacks." The plaintiff alleges that EchoStar: (1) charged back certain fees paid by members of the class to professional installers in violation of contractual terms; (2) manipulated the accounts of subscribers to deny payments to class members; and (3) misrepresented to class members who own certain equipment related to the provision of satellite television service. On September 18, 2001, the Court granted EchoStar's Motion to Dismiss for lack of personal jurisdiction. Plaintiff Satellite Dealers Supply has moved for reconsideration of the Court's order dismissing the case.

Satellite Insurance

          As a result of the failure of EchoStar IV solar arrays to fully deploy and the failure of 30 transponders to date, a maximum of approximately 14 of the 44 transponders on EchoStar IV are available for use at this time. In addition to the transponder and solar array failures, EchoStar IV experienced anomalies affecting its thermal systems and propulsion system. There can be no assurance that further material degradation, or total loss of use, of EchoStar IV will not occur in the immediate future.

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

                           PART II - OTHER INFORMATION

          The in-orbit insurance policies for EchoStar I, EchoStar II, and EchoStar III expired on July 25, 2000. The insurers refused to renew insurance on EchoStar I, EchoStar II and EchoStar III on reasonable terms. Based on the carriers' actions, EchoStar added causes of action in its EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar filed a lawsuit against the insurance carriers in the United States District Court for the District of Colorado asserting causes of action for violation of Federal and State antitrust laws. While EchoStar believes it is entitled to the full amount claimed under the EchoStar IV insurance policy and believes the insurance carriers' position is wrongful, there can be no assurance as to the outcome of these proceedings. During March 2001, EchoStar voluntarily dismissed the antitrust lawsuit without prejudice. EchoStar has the right to re-file an antitrust action against the insurers again in the future.

          We are subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect our financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the third quarter of 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              ECHOSTAR BROADBAND CORPORATION

              By: /s/ David K. Moskowitz
                  --------------------------------------------------------------
                  David K. Moskowitz
                  Senior Vice President, General Counsel, Secretary and Director (Duly Authorized Officer)


              By: /s/ Michael R. McDonnell
                  --------------------------------------------------------------
                  Michael R. McDonnell
                  Senior Vice President and Chief Financial Officer
                  (Principal Financial Officer)

Date: November 13, 2001