Form 10-K
period 2001-12-31
ECHOSTAR BROADBAND CORP
filed 2002-03-22
CIK 1130429

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

           5701 S. SANTA FE
          LITTLETON, COLORADO                               80120
(Address of principal executive offices)                  (Zip Code)




       Registrant's telephone number, including area code: (303) 723-1000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 20, 2002, the Registrant's outstanding Common stock consisted of 1,000 shares of Common Stock, $0.01 par value.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS ANNUAL REPORT ON FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated into this Form 10-K by reference:

         None

================================================================================

                                TABLE OF CONTENTS



                                                     PART I


 Item 1.   Business......................................................................................     2
 Item 2.   Properties....................................................................................     3
 Item 3.   Legal Proceedings.............................................................................     4
 Item 4.   Submission of Matters to a Vote of Security Holders...........................................     *

                                                     PART II

 Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................     9
 Item 6.   Selected Financial Data.......................................................................     *
 Item 7.   Management's Narrative Analysis of Results of Operations......................................     9
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................    17
 Item 8.   Financial Statements and Supplementary Data...................................................    18
 Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........    18

                                                    PART III

 Item 10.  Directors and Executive Officers of the Registrant............................................     *
 Item 11.  Executive Compensation........................................................................     *
 Item 12.  Security Ownership of Certain Beneficial Owners and Management................................     *
 Item 13.  Certain Relationships and Related Transactions................................................     *

                                                     PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    19

             Signatures..................................................................................    23
             Index to Financial Statements...............................................................   F-1



* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         We make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe," "expect" or "anticipate" will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that the transactions and events described in this document will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to: EchoStar Communications Corporation's proposed merger with Hughes Electronics Corporation may not occur as a result of: (1) the failure to obtain necessary Internal Revenue Service, which is referred to as the IRS, tax rulings, antitrust clearance, Federal Communications Commission, or FCC, approval or the requisite approval from General Motors' stockholders, (2) shareholder litigation challenging the merger, or (3) the failure to satisfy other conditions; while we need substantial additional financing, we are highly leveraged and subject to numerous constraints on our ability to raise additional debt; we may incur unanticipated costs in connection with the Hughes merger financing or any refinancings we must undertake or consents we must obtain to enable us to consummate the Hughes merger; regulatory authorities may impose burdensome terms on us as a condition of granting their approval of the Hughes merger, and legislative and regulatory developments may create unexpected challenges for us; we may not realize the benefits and synergies we expect from, and may incur unanticipated costs with respect to, the Hughes merger due to delays, burdensome conditions imposed by regulatory authorities, difficulties in integrating the businesses or disruptions in relationships with employees, customers or suppliers; we are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business; we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses; the regulations governing our industry may change; our satellite launches may be delayed or fail, our satellites may fail prematurely in orbit, we currently do not have traditional commercial insurance covering losses incurred from the failure of launches and/or satellites; and we may be unable to settle outstanding claims with insurers; weakness in the global economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets; service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business; we face intense and increasing competition from the cable television industry, new competitors may enter the subscription television business, and new technologies may increase competition; DISH Network subscriber growth may decrease; subscriber turnover may increase; and subscriber acquisition costs may increase; sales of digital equipment and related services to international direct-to-home service providers may decrease; future acquisitions, business combinations, strategic partnerships and divestitures may involve additional uncertainties; the September 11, 2001 terrorist attacks and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and we may face other risks described from time to time in periodic reports we file with the Securities and Exchange Commission. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

                                     PART I

         In this document, the words "we," "our," and "us" refer to EchoStar Broadband Corporation and its subsidiaries, unless the context otherwise requires. Our parent company, EchoStar Communications Corporation, is referred to herein as "ECC" or, together with ECC's subsidiaries, as "EchoStar". "EDBS" refers to EchoStar DBS Corporation and its subsidiaries. "General Motors" or "GM" refers to General Motors Corporation and "Hughes" refers to Hughes Electronics Corporation, or a holding company that is expected to be formed to hold all of the stock of Hughes, in each case including their respective subsidiaries, unless the context otherwise requires.

ITEM 1.  BUSINESS

BRIEF DESCRIPTION OF BUSINESS

         We are a wholly-owned subsidiary of EchoStar Communications Corporation or ECC, a publicly traded company on the Nasdaq National Market under the symbol "DISH". During March 1999, ECC placed ownership of all of its direct broadcast satellites and related FCC licenses into subsidiaries of EchoStar DBS Corporation. During September 2000, we were formed for the purpose of issuing new debt. In connection with the our debt offering, ECC contributed all of the outstanding capital stock of its wholly-owned subsidiaries, EchoStar Orbital Corporation and EchoStar DBS Corporation, to us concurrent with the closing of the offering. The accompanying financial statements retroactively reflect these reorganizations.

         Unless otherwise stated, or the context otherwise requires, references to ECC shall include all of its direct and indirect wholly-owned subsidiaries. We refer readers of this report to ECC's Annual Report for the year ended December 31, 2001. Substantially all of our operations are conducted by subsidiaries. We operate two business units:

         o The DISH Network -- a direct broadcast satellite subscription television service, which we refer to as DBS, in the United States. As of December 31, 2001, we had approximately 6.83 million DISH Network subscribers; and

         o EchoStar Technologies Corporation -- engaged in the design, development, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network, which we refer to as EchoStar receiver systems, and the design, development and distribution of similar equipment for international satellite service providers, which we refer to as DTH.

RECENT DEVELOPMENTS

THE PROPOSED MERGER WITH HUGHES

         On October 28, 2001, ECC signed definitive agreements with Hughes and General Motors, which is Hughes' parent corporation relating to ECC's merger with Hughes in a stock-for-stock transaction. Hughes, through its DIRECTV subsidiary, is a provider of satellite-based entertainment information and communications services for the home and business markets, including video, data, voice, multimedia and Internet services, including DBS services.

         The following description of the Hughes merger and related transactions summarizes the terms of a series of detailed agreements. ECC filed copies of these agreements with the Securities and Exchange Commission on October 31, 2001 on a Current Report on Form 8-K. A more detailed description of the Hughes merger and related transactions is contained within an information statement on
Schedule 14C of ECC, which we refer to as the EchoStar information statement, which was filed by ECC with the SEC on March 18, 2002. ECC expects to distribute the information statement to its common stockholders this summer. You may read and copy any document that we file at the SEC's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to you free of charge at the SEC's website at http://www.sec.gov.

         The surviving corporation in the merger will carry the EchoStar name and will provide DBS services in the United States and Latin America, primarily under the DIRECTV brand name. It will also provide global fixed satellite services and other broadband communication services. The merger is subject to the prior separation of Hughes from GM by way of a recapitalization of Hughes and split-off of Hughes from GM. As a result of these transactions, the Hughes holding company would become an independent, publicly owned company, separate from GM. This is a condition to our obligation to complete the merger. Immediately following the Hughes split-off, the businesses of Hughes and EchoStar would be combined in the merger. Pursuant to the merger, we would merge with and into the Hughes holding company to form New EchoStar.

         The proposed transaction also is subject to anti-trust clearance and approval by the Federal Communications Commission. In addition, the transaction is contingent upon the receipt of a favorable ruling from the IRS that the separation of Hughes from GM will be tax-free to GM and its stockholders for U.S. federal income tax purposes and are subject to various other conditions. While there can be no assurance, the transactions are currently expected to close in the second half of 2002.

         The Hughes merger agreement requires that EchoStar use commercially reasonable efforts to: 1) amend the indentures relating to certain of EchoStar's debt instruments so that the Hughes merger and related transactions would not constitute a change of control requiring EchoStar to make an offer to repurchase those notes, 2) obtain additional committed financing, on terms reasonably satisfactory to Hughes, sufficient to refinance the notes outstanding under the indentures which EchoStar is unable to amend, or 3) present to Hughes a plan, taking into account prevailing market conditions for the relevant notes, designed so that at and after the effective time of the Hughes merger, the surviving corporation and its subsidiaries would not be in breach of their obligations under those indentures. These consent fees could be material, and EchoStar's financing costs may increase significantly as a result of obtaining these consents or refinancing these notes.

Debt Exchange

         EBC, in connection with its September 2000 offering of $1 billion of 10 3/8% Seven Year Notes, agreed to cause EDBS to make an offer to exchange (the "EDBS Exchange Offer") all of the outstanding 10 3/8% Seven Year Notes for a new class of substantially identical notes issued by EDBS as soon as practical following the first date (as reflected in EDBS' most recent quarterly or annual financial statements) on which EDBS is permitted to incur indebtedness in an amount equal to the outstanding principal balance of the 10 3/8% Seven Year Notes under the "Indebtedness to Cash Flow Ratio" test contained in the indentures (the "EDBS Indentures") governing the EDBS 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes, and such incurrence of indebtedness would not otherwise cause any breach or violation of, or result in a default under, the terms of the EDBS Indentures.

         Pursuant to the terms of the EDBS indentures, the actual EDBS Exchange offer will commence during the first half of 2002. However, because EDBS met the required Indebtedness to Cash Flow Ratio test for the year ended December 31, 2001, accounting rules required that EDBS record indebtedness at December 31, 2001 in an amount equal to the outstanding principal balance of the 10 3/8% Seven Year Notes, with an offsetting charge to stockholder's equity.

         Pursuant to the agreement between EBC and EDBS, the primary purpose of the use of proceeds from the 10 3/8% Seven Year Notes is for the construction and launch of additional satellites, strategic acquisitions and other general working capital purposes which are intended, directly or indirectly, to benefit the operations of EDBS and its subsidiaries. In addition, the aggregate benefit received by EDBS from the use of proceeds of the 10 3/8% Seven Year Notes is required to be equal to the aggregate principal balance of the 10 3/8% Seven Year Notes exchanged. EBC currently expects that EDBS will receive this benefit through contribution of the benefit of the EchoStar VII and EchoStar VIII satellites by EBC to EDBS.

ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning our material properties:


                                                          SEGMENT(S) USING     APPROXIMATE            OWNED OR
DESCRIPTION/USE/LOCATION                                     PROPERTY         SQUARE FOOTAGE           LEASED
----------------------------------------------------  --------------------  -------------------  -------------------
Corporate headquarters and customer service
   center, Littleton, Colorado.....................           All                 156,000              Owned

EchoStar Technologies Corporation office and
   distribution center, Englewood, Colorado........           ETC                 155,000              Owned

EchoStar Technologies Corporation engineering
   offices, Englewood, Colorado....................           ETC                  57,200              Owned

Digital broadcast operations center, Cheyenne,
   Wyoming.........................................      DISH Network             144,000              Owned

Digital broadcast operations center, Gilbert,
   Arizona.........................................      DISH Network             120,000              Owned

Customer service center, McKeesport, Pennsylvania..      DISH Network             100,000              Leased

Customer service center, El Paso, Texas............      DISH Network             100,000              Owned
Customer service center, Christiansburg, Virginia..      DISH Network             100,000              Owned

Customer service center, Thornton, Colorado........      DISH Network              55,000              Owned

Customer service center, Bluefield, West Virginia..      DISH Network              51,000              Owned

Warehouse and distribution center, Atlanta, Georgia           ETC                 160,000              Leased

Warehouse and distribution center, Denver, Colorado           ETC                 132,800              Leased

Warehouse and distribution center, Sacramento,
   California......................................           ETC                  78,500              Owned

European headquarters and warehouse, Almelo, The
   Netherlands.....................................      ETC and Other             53,800              Owned

ITEM 3.  LEGAL PROCEEDINGS

Fee Dispute

         EchoStar had a contingent fee arrangement with attorneys who represented EchoStar in prior litigation with The News Corporation, Ltd. The contingent fee arrangement provides for the attorneys to be paid a percentage of any net recovery obtained by EchoStar in the News Corporation litigation. The attorneys asserted that they might be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. EchoStar consistently maintained that the demand significantly overstated the amount to which the attorneys might reasonably be entitled.

         During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement was void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation was stayed while the arbitration proceeded. The arbitration hearing concluded on October 11, 2001. During the four week arbitration hearing, the attorneys presented a damage model for $56 million. EchoStar asserted even that amount significantly overstated the amount to which the attorneys might reasonably be entitled. During closing arguments, the attorneys presented a separate damage calculation for $111 million to the arbitration panel.

         On November 7, 2001, the arbitration panel awarded the attorneys approximately $40 million for its contingency fee under the fee agreement. In the award, the arbitration panel also dismissed EchoStar's claims against the attorneys that EchoStar had initiated in the Arapahoe County, Colorado, District Court. Pursuant to the award, approximately $8 million was to be paid within 30 days of the award with the balance to be paid in equal quarterly principal installments over four years, commencing February 1, 2002. Interest is to be paid at the prime rate (calculated as the average amount for each relevant year as published daily in the Wall Street Journal), compounded annually.

         On November 30, 2001, EchoStar filed a motion to vacate the award on the following grounds: (1) the award as issued violates public policy and cannot be enforced; and (2) the Panel exceeded its authority under Colorado Revised Statutes Section 13-22-214(1)(a)(III). Alternatively, EchoStar requested that the Arapahoe County District Court modify the award to correct a calculation error. The attorneys have opposed EchoStar's motion to vacate. The motion remains pending before the District Court in Arapahoe County, Colorado. There can be no assurance that EchoStar will succeed in its effort to vacate or modify the arbitration award.

WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and two of EchoStar's wholly-owned subsidiaries, Echosphere Corporation and Dish, Ltd. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation were subsequently added as defendants. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC.

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

         The Court in the Alberta action recently denied EchoStar's Motion to Dismiss, and EchoStar's appeal of such decision. The Court in the Federal action has stayed that case pending the outcome of the Alberta action. The case is now currently in discovery. EchoStar intends to vigorously defend the suit. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

         In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the U.S. District Court for the District of Colorado. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act ("SHVA") and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

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

         In December 1998, the networks filed a Motion for Preliminary Injunction against EchoStar in the Miami court, and asked the court to enjoin EchoStar from providing network programming except under limited circumstances. A preliminary injunction hearing was held on September 21, 1999. In March 2000, the networks filed an emergency motion again asking the court to issue an injunction requiring EchoStar to turn off network programming to certain of its customers. At that time, the networks also argued that EchoStar's compliance procedures violate the Satellite Home Viewer Improvement Act ("SHVIA"). EchoStar opposed the networks' motion and again asked the court to hear live testimony before ruling upon the networks' injunction request.

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates with which it would be physically impossible to comply. The order imposes restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the SHVA and the SHVIA. For these and other reasons EchoStar believes the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

         On October 3, 2000, and again on October 25, 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who are ineligible to receive distant network programming under the court's order. EchoStar appealed the September 2000 preliminary injunction order and the October 3, 2000 amended preliminary injunction order. On November 22, 2000, the United States Court of Appeals for the Eleventh Circuit stayed the Florida Court's preliminary injunction order pending EchoStar's appeal. At that time, the Eleventh Circuit also expedited its consideration of EchoStar's appeal.

         Oral argument before the Eleventh Circuit was held on May 24, 2001. On September 17, 2001, the Eleventh Circuit vacated the District Court's nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar's First Amendment challenge to the SHVA. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit also found that the District Court came to the wrong legal conclusion concerning the grandfathering provision found in 17 U.S.C. ss. 119(d); the Eleventh Circuit reversed the District Court's legal conclusion and instead found that this grandfathering provision allows subscribers who switch satellite carriers to continue to receive the distant network programming that they had been receiving. The Eleventh Circuit's order indicated that the matter was to be remanded to the District Court for an evidentiary hearing. On December 28, 2001, the Eleventh Circuit denied EchoStar's request for rehearing. The Eleventh Circuit issued its mandate on January 29, 2002, remanding the case to the Florida District Court. Echostar cannot predict when an evidentiary hearing will be set before the District Court or when a trial will be set before the District Court if the Networks withdraw their request for a preliminary injunction as they have indicated they will do when the case was remanded to the District Court.

         EchoStar is considering an appeal to the United States Supreme Court. If EchoStar decides to appeal, there is no guarantee that the United States Supreme Court will agree to hear any petition filed or that EchoStar's appeal will be heard before any evidentiary hearing or trial in the District Court.

         If, after an evidentiary hearing or trial, the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to its other services. Management has determined that such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on EchoStar's business.

Gemstar

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 ("the `121 Patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. EchoStar will vigorously defend against this suit. On March 30, 2001, the court stayed the action pending resolution of the International Trade Commission matter discussed below.

         In December 2000, EchoStar filed suit against Gemstar - TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believes they are not infringed by any of EchoStar's products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other plaintiffs. In January 2002, Gemstar dropped the counterclaims of patent infringement. Recently, the Court denied Gemstar's Motion to Dismiss EchoStar's antitrust claims.

         In February 2001, Gemstar filed patent infringement actions against us in District Court in Atlanta, Georgia and in the International Trade Commission ("ITC"). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. The North Carolina and Atlanta cases have been stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding Unites States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar's allegations of patent infringement and respondents' (EchoStar, SCI, Scientific Atlanta and Pioneer) allegations of patent misuse. A decision by the judge is expected by March 21, 2002 and a final ruling by the full ITC is expected on or about June 21, 2002. While the ITC cannot award damages, an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features EchoStar currently offers to consumers. EchoStar has examined the patents in dispute and believes they are not infringed by any of its products or services. EchoStar will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents. EchoStar is providing a defense and indemnification to SCI in the ITC and Atlanta cases pursuant to the terms of their contract.

         During 2000, Superguide Corp. also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide seeks injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling was issued by the Court and in response to that ruling EchoStar has filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar has filed a motion for summary judgment of infringement with respect to the patents. EchoStar intends to vigorously defend this case and to press its patent misuse defenses.

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

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in our favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. The parties have completed briefing and oral argument of post-trial motions. EchoStar intends to appeal any adverse decision and plaintiffs have indicated they may appeal as well. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

         A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. On September 24, 2001, EchoStar filed an answer denying all material allegations of the Complaint. On September 27, 2001, the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice in the event mediation does not resolve the dispute. The matter was mediated on March 11, 2002 and the mediation will continue until March 27, 2002. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and to vigorously defend the lawsuit.

         A purported class action relating to the use of terms such as "crystal clear digital video," "CD-quality audio," and "on-screen program guide", and with respect to the number of channels available in various programming packages, has also been filed against EchoStar in the California State Superior Court for Los Angeles County by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code ss.ss. 1750, et. seq., and the California Business & Professions Code ss.ss. 17500, 17200. EchoStar has filed an answer and the case is currently in discovery. Plaintiffs filed their Motion for Class Certification on January 21, 2002 and EchoStar has filed its opposition. The Court will conduct a hearing on class certification in early May 2002. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar denies all liability and intends to vigorously defend the lawsuit.

Retailer Class Actions

         EchoStar has been sued by retailers in three separate purported class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Courts to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

PrimeTime 24 Joint Venture

         PrimeTime 24 Joint Venture filed suit against EchoStar during September 1998 alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar's motion for summary judgment was granted with respect to PrimeTime 24's claim of interference with contractual relations and unfair competition. Plaintiff's motion for summary judgment was granted with respect to its approximate $10 million claim of breach of contract claim for fees during the period from May 1998 through July 19, 1998. It is too early to make an assessment of the probable outcome of the remainder of the litigation or to determine the extent of any additional potential liability or damages.

Satellite Insurance

         In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar
IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. EchoStar's insurance carriers offered it a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers offered to pay only part of the $219.3 million claim because they allege EchoStar did not abide by the exact terms of the insurance policy. The insurers also assert that EchoStar IV was not a constructive total loss, as that term is defined in the policy. EchoStar strongly disagrees and filed an arbitration claim against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that EchoStar will receive the amount claimed or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity. Based on the carriers' failure to pay the amount EchoStar believes is owed under the policy and their improper attempts to force EchoStar to settle for less than the full amount of its claim, EchoStar has added causes of action in our EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar filed a lawsuit against the insurance carriers in the U.S. District Court for the District of Colorado asserting causes of action for violation of Federal and State antitrust laws. During March 2001, EchoStar voluntarily dismissed its antitrust lawsuit without prejudice. EchoStar has the right to re-file an antitrust action against the insurers in the future. With respect to EchoStar's arbitration claims, EchoStar is hopeful they will be resolved, and EchoStar believes it is probable that it will receive a substantial portion of the benefits due.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 20, 2002, all 1,000 authorized, issued and outstanding shares of our common stock were held by EchoStar. There is currently no established trading market for our common stock.

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

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000.

         Revenue. Total revenue for the year ended December 31, 2001 was $3.987 billion, an increase of $1.278 billion compared to total revenue for the year ended December 31, 2000 of $2.709 billion. The increase in total revenue was primarily attributable to continued DISH Network subscriber growth and higher average revenue per subscriber. Assuming a continued slow economy, we expect that our revenues will increase 20% to 25% in 2002 as the number of DISH Network subscribers increases.

         DISH Network subscription television services revenue totaled $3.584 billion for the year ended December 31, 2001, an increase of $1.242 billion compared to the same period in 2000. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to continued DISH Network subscriber growth and higher average revenue per subscriber. DISH Network added approximately 1.57 million net new subscribers for the year ended December 31, 2001 compared to approximately 1.85 million net new subscriber additions during the same period in 2000. We believe the reduction in net new subscribers for the year ended December 31, 2001 primarily resulted from the slowing economy and increased churn. As of December 31, 2001, we had approximately 6.83 million DISH Network subscribers compared to approximately 5.26 million at December 31, 2000, an increase of approximately 30%. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, notwithstanding our expectation of a continued slow U.S. economy, we expect to end 2002 with more than 8 million DISH Network subscribers.

         Monthly average revenue per subscriber was approximately $49.32 during the year ended December 31, 2001 and approximately $45.33 during the same period in 2000. The increase in monthly average revenue per subscriber is primarily attributable to $1.00 price increases in both May 2000 and February 2001, the increased availability of local channels by satellite, the introduction of our high-end America's Top 150 basic programming package during April 2000, together with an increase in subscriber penetration in our higher priced Digital Home Plans. This increase is also attributable to a change in marketing promotions from 2000 to 2001. From August 2000 to January 31, 2001, we marketed a promotion offering consumers free premium movie channels. Under this promotion, all new subscribers who ordered certain qualifying programming packages and any or all of our four premium movie packages between August 1, 2000 and January 31, 2001, received those premium movie packages free for three months. This promotion had a negative impact on monthly average revenue per subscriber during 2000 since no premium movie package revenue was received from participating subscribers for the term of each participating subscriber's free service. The increase from discontinuing our free premium movie channel promotion was partially offset by the introduction of our I Like 9 promotion, discussed below, during August 2001. While there can be no assurance, we expect a modest increase in monthly average revenue per subscriber during 2002.

         Impacts from our litigation with the networks in Florida, new FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of distant network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in an increase in our percentage churn.

         Commencing January 1, 2002, we were required to comply with the statutory requirement to carry all qualified over the air television stations by satellite in any market where we carry any local network channels by satellite. Any reduction in the number of markets we serve in order to comply with "must carry" requirements for other markets would adversely affect our operations and could result in a temporary increase in churn. While we believe we meet statutory "must carry" requirements, the FCC could interpret or implement its "must carry" rules in ways that may require us to reduce the number of markets where we provide local service. In combination, these resulting subscriber terminations would result in a small reduction in average monthly revenue per subscriber and could increase our percentage churn.

         For the year ended December 31, 2001, DTH equipment sales and integration services revenue totaled $267 million, an increase of $11 million compared to the same period during 2000. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators, sales of StarBand equipment and sales of DBS accessories, including equipment upgrades. This increase in DTH equipment sales and integration services revenue was primarily attributable to an increase in sales of StarBand equipment and DBS accessories. This increase was partially offset by a decrease in demand for digital set-top boxes from our two primary international DTH customers.

         A significant portion of DTH equipment sales and integration services revenues through 2001 resulted from sales to two international DTH providers, Via Digital in Spain and Bell ExpressVu in Canada. For 2002, we have binding purchase orders from Bell ExpressVu and we are actively trying to secure new orders from Via Digital for delivery starting in the third quarter of 2002. However, we cannot guarantee at this time that those negotiations will be successful. In addition, our future revenue from the sale of DTH equipment and integration services in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. As a result of these factors, we expect total DTH equipment sales and integration services revenue to decrease in 2002 compared to 2001. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

         DISH Network Operating Expenses. DISH Network operating expenses totaled $1.771 billion during the year ended December 31, 2001, an increase of $503 million or 40% compared to the same period in 2000. DISH Network operating expenses represented 49% and 54% of subscription television services revenue during the years ended December 31, 2001 and 2000, respectively. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. We expect to continue to control costs and create operating efficiencies. While there can be no assurance, we expect operating expenses as a percentage of subscription television services revenue to remain near current levels during 2002. If we are successful in obtaining commercial launch and in-orbit insurance, this expense to revenue ratio could increase.

         Subscriber-related expenses totaled $1.449 billion during the year ended December 31, 2001, an increase of $468 million compared to the same period in 2000. The increase in total subscriber-related expenses is primarily attributable to the increase in DISH Network subscribers. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 40% and 42% of subscription television services revenues during the years ended December 31, 2001 and 2000, respectively. The decrease in subscriber-related expenses as a percentage of subscription television services revenue primarily resulted from our programming package price increases during 2001. While there can be no assurance, we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near current levels during 2002.

         Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $285 million during the year ended December 31, 2001, an increase of $34 million as compared to the same period in 2000. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 8% of subscription television services revenue during the year ended December 31, 2001, as compared to 11% during the same period in 2000. The decrease in this expense to revenue ratio primarily resulted from the on-going construction and start-up costs of our fifth customer service center in Virginia and our sixth customer service center in West Virginia during 2000, as well as increased operating efficiencies during 2001. While there can be no assurance, we expect these expenses in total, and as a percentage of subscription television services revenue, to remain near current levels during 2002. These expenses and percentages could temporarily increase in the future as additional infrastructure is added to meet future growth. We continue to work to automate simple telephone responses, and intend to increase Internet-based customer assistance in the future, in order to better manage customer service costs.

         Satellite and transmission expenses include expenses associated with the operation of our digital broadcast centers, contracted satellite telemetry, tracking and control services, and commercial satellite launch and in-orbit insurance premiums. Satellite and transmission expenses totaled $38 million during the year ended December 31, 2001, a $2 million increase compared to the same period in 2000. Satellite and transmission expenses totaled 1% and 2% of subscription television services revenue during the year ended December 31, 2001 and 2000, respectively. We expect satellite and transmission expenses in total and as a percentage of subscription television services revenue to increase in the future as additional satellites or digital broadcast centers are placed in service and to the extent we successfully obtain commercial launch and in-orbit insurance.

         Cost of sales - DTH equipment and Integration Services. Cost of sales - DTH equipment and integration services totaled $188 million during the year ended December 31, 2001, a decrease of $9 million compared to the same period in 2000. Cost of sales - DTH equipment and integration services principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. The decrease in cost of sales - DTH equipment and integration services principally resulted from a decrease in sales of digital set-top boxes to our two primary international DTH customers. Cost of sales - DTH equipment and integration services represented 70% and 77% of DTH equipment revenue, during the year ended December 31, 2001 and 2000, respectively. The decrease in this expense to revenue ratio primarily resulted from an increase in sales of higher-margin DBS accessories during 2001.

         Marketing Expenses. Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Marketing expenses totaled $1.089 billion during the year ended December 31, 2001 compared to $1.175 billion for the same period in 2000. This decrease primarily resulted from a decrease in Subscriber promotion subsidies - cost of sales as a result of higher penetration of our Digital Home Plan promotion, pursuant to which certain equipment costs are capitalized, as discussed below. This decrease was partially offset by an increase in subscriber promotion subsidies - other due to increases in installation subsidies for multiple receivers under the Digital Home Plan promotion and an increase in advertising expense related to our 2001 marketing promotions, primarily our I Like 9 promotion. Subscriber promotion subsidies - cost of sales includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $145 million and $138 million during the year ended December 31, 2001 and 2000, respectively.

         During the year ended December 31, 2001, our marketing promotions included our DISH Network One-Rate Plan, Bounty Programs, Free Now, I Like 9, free installation program, and Digital Home Plan, which are described below.

         DISH Network One-Rate Plan, Bounty Programs, Free Now Promotion and I Like 9. Under the DISH Network One-Rate Plan, consumers were eligible to receive a rebate of up to $199 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, we required a one-year commitment to our America's Top 150 programming or our America's Top 100 CD programming package plus one premium movie package (or equivalent additional programming). This promotion expired on January 31, 2001.

         Under the Bounty Programs, qualified customers were eligible to receive a free base-level EchoStar receiver system and free installation. To be eligible for this program, a subscriber must have made a one-year commitment to subscribe to a qualified programming package. Certain of these promotions expired on January 31, 2001.

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

         During August 2001, we commenced our I Like 9 promotion. Under this promotion, subscribers who purchased an EchoStar receiver system for $199 or higher, receive free installation and either our America's Top 100 CD or our DISH Latino Dos programming package for $9 a month for the first year. Subscriber acquisition costs are materially lower under this plan compared to historical promotions. This promotion expired January 31, 2002.

         Our direct sales to consumers pursuant to our DISH Network One-Rate Plan, Bounty Programs, Free Now promotion and I Like 9 fall under the scope of EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). In accordance with EITF 00-14, we account for the rebate (substantively equivalent to the return of a customer deposit) under our DISH Network One-Rate Plan by establishing a liability equal to the amount of the rebate to be paid to the customer upon receipt of the upfront payment from the subscriber and do not recognize revenue for that amount. The return of the upfront payment received from the customer is charged against such liability account when such amount is paid back to the customer. We do not receive any up-front proceeds from subscribers under Bounty Programs or the Free Now promotion. Programming revenue under the I Like 9 promotion is recorded at the substantially discounted monthly rate charged to the subscriber.

         Our dealer sales under our DISH Network One-Rate Plan, the Bounty Programs, Free Now promotion and I Like 9 fall under the scope of EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). In accordance with the consensus guidance for Issue 2 of EITF 00-25, "buydowns" should be characterized as a reduction of revenue. As such, certain commissions paid to dealers are recorded as a reduction of the net proceeds received by us from the dealers. We also charge the equipment reimbursements paid under the Bounty Programs and the Free Now promotion against the proceeds from the dealer. The rebate paid under the One Rate Plan is treated similarly as a reduction of proceeds from the dealer by analogy to lease inducements, which are also generally recognized as a reduction of revenue.

         Free Installation. Under our free installation program all customers who purchase an EchoStar receiver system from January 2000 through April 2000, from May 24, 2000 to July 31, 2000 and from September 15, 2000 to the present, are eligible to receive a free professional installation.

         Digital Home Plan. Our Digital Home Plan promotion, introduced during July 2000, offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 100 CD or DISH Latino Dos programming package for $36.99 per month, to providing consumers two or more EchoStar receiver systems and our America's Top 150 programming package for $50.99 to $60.99 per month. With each plan, consumers receive in-home service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which through December 31, 2001, included the first month's programming payment. For consumers who choose the Digital Home Plan with Dish PVR, which includes the use of one or more EchoStar receiver systems, one of which includes a built-in hard drive that allows viewers to pause and record live programming without the need for videotape, the consumer will incur a one-time set-up fee of $148.99. Since we retain ownership of equipment issued pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of four years. Although there can be no assurance as to the ultimate duration of the Digital Home Plan promotion, we intend to continue it through at least April 30, 2002.

         Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include subscriber promotion subsidies - cost of sales, subscriber promotion subsidies - other and DISH Network acquisition marketing expenses. During the year ended December 31, 2001, our subscriber acquisition costs totaled approximately $1.074 billion, or approximately $395 per new subscriber activation. Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs, which would be materially higher if we expensed rather than capitalized Digital Home Plan equipment costs. Comparatively, our subscriber acquisition costs during the year ended December 31, 2000 totaled $1.155 billion, or approximately $452 per new subscriber activation. The decrease in our per new subscriber acquisition cost primarily resulted from an increase in penetration of our Digital Home Plans, the introduction of our I Like 9 promotion and an increase in direct sales. Capital expenditures under our Digital Home Plan promotion totaled approximately $338 million and $65.4 million for the years ended December 31, 2001 and 2000, respectively. While there can be no assurance, we expect per subscriber acquisition costs for the year ended December 31, 2002 to be consistent with per subscriber acquisition costs for the year ended December 31, 2001.

         Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

         General and Administrative Expenses. General and administrative expenses totaled $362 million during the year ended December 31, 2001, an increase of $128 million as compared to the same period in 2000. The increase in G&A expenses was principally attributable to increased legal fees and personnel expenses to support the growth of the DISH Network. G&A expenses represented 9% of total revenue during the years ended December 31, 2001 and 2000. While there can be no assurance, we expect G&A expenses as a percentage of total revenue to remain near current levels in future periods.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999 we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the years ended December 31, 2001 and 2000 we recognized $20 million and $51 million, respectively, under this performance-based plan. The remaining deferred compensation of $25 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

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


                                                                DECEMBER 31,
                                                              2000         2001
                                                          ----------   ----------
                                                               (in thousands)

Customer service center and other                         $    1,744   $    1,767
Satellite and transmission                                     3,061        1,115
General and administrative                                    46,660       17,291
                                                          ----------   ----------
   Total non-cash, stock-based compensation               $   51,465   $   20,173
                                                          ==========   ==========

         Options to purchase an additional 9.7 million shares are outstanding as of December 31, 2001 and were granted at fair market value during 1999, 2000 and 2001 pursuant to a Long Term Incentive Plan. The weighted-average exercise price of these options is $9.04. Vesting of these options is contingent on meeting certain longer-term goals, which may be met upon the consummation of the proposed merger with Hughes. However, as the achievement of these goals cannot be reasonably predicted as of December 31, 2001, no compensation was recorded during 1999, 2000 and 2001 related to these long-term options. We will continue to evaluate the likelihood of achieving these long-term goals and will record the related compensation at the time achievement of these goals becomes probable. Such compensation, if recorded, could result in material non-cash stock-based compensation expense in our statements of operations.

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus total marketing expenses. Pre-marketing cash flow was $1.591 billion during the year ended December 31, 2001, an increase of $614 million or 63% compared to the same period in 2000. Pre-marketing cash flow was adversely effected by a $30 million fourth quarter charge resulting from our News Corp. attorney fee arbitration. Our pre-marketing cash flow as a percentage of total revenue was approximately 40% during the year ended December 31, 2001 compared to 36% during the same period in 2000. We believe that pre-marketing cash flow can be a helpful measure of operating efficiency for companies in the DBS industry. While there can be no assurance, we expect pre-marketing cash flow as a percentage of total revenue to remain at approximately 40% during 2002.

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as operating income (loss) plus depreciation and amortization, and non-cash, stock-based compensation. EBITDA was $502 million during the year ended December 31, 2001, compared to negative $199 million during the same period in 2000. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber, resulting in recurring revenue which was large enough to support the cost of new and existing subscribers, together with the introduction of our Digital Home Plan in July 2000. Our calculation of EBITDA for the years ended December 31, 2001 and 2000 does not include approximately $20 million and $51 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of amounts capitalized under our Digital Home Plan of approximately $65.4 million and $338 million during 2000 and 2001, respectively. While there can be no assurance, we expect EBITDA to increase approximately 80% to 100% in 2002 compared to 2001. As previously discussed, to the extent we introduce new marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $266 million during the year ended December 31, 2001, a $91 million increase compared to the same period in 2000. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the commencement of operation of EchoStar VI in October 2000 and other depreciable assets, including Digital Home Plan equipment, placed in service during late 2000 and 2001.

         Other Income and Expense. Other expense, net, totaled $227 million during the year ended December 31, 2001, an increase of $40 million compared to the same period in 2000. This increase primarily resulted from an increase in interest expense as a result of the issuance of our 10 3/8% Senior Notes in September 2000. This increase in interest expense was partially offset by an increase in interest income and capitalized interest during 2001.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999.

         Revenue. Total revenue for the year ended December 31, 2000 was $2.709 billion, an increase of $1.103 billion compared to total revenue for the year ended December 31, 1999 of $1.606 billion. The increase in total revenue was primarily attributable to DISH Network subscriber growth.

         DISH Network subscription television services revenue totaled $2.342 billion for the year ended December 31, 2000, an increase of $999 million compared to the same period in 1999. This increase was directly attributable to the increase in the number of DISH Network subscribers and higher average revenue per subscriber. DISH Network added approximately 1.85 million net new subscribers for the year ended December 31, 2000, an increase of approximately 26% compared to approximately 1.47 million net subscriber additions during 1999. As of December 31, 2000, we had approximately 5.26 million DISH Network subscribers compared to approximately 3.4 million at December 31, 1999, an increase of 54%. Monthly average revenue per subscriber was approximately $45.33 during the year ended December 31, 2000 and approximately $42.71 during the same period in 1999. The increase in monthly average revenue per subscriber is primarily attributable to a $1.00 price increase in America's Top 100 CD, our most popular programming package, during May 2000, the increased availability of local channels by satellite together with the earlier successful introduction of our America's Top 150 programming package.

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

         Subscriber-related expenses totaled $981 million during the year ended December 31, 2000, an increase of $400 million compared to the same period in 1999. Such expenses represented 42% and 43% of subscription television services revenues during the years ended December 31, 2000 and 1999, respectively.

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

         Marketing Expenses. Marketing expenses totaled $1.175 billion during the year ended December 31, 2000, an increase of $433 million compared to the same period in 1999. The increase in marketing expenses was primarily attributable to an increase in subscriber promotion subsidies. Subscriber promotion subsidies - cost of sales includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $138 million and $65 million during the years ended December 31, 2000 and 1999, respectively.

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

         Non-cash, Stock-based Compensation. As a result of substantial post-grant appreciation of stock options, during the years ended December 31, 2000 and 1999 we recognized $51 million and $61 million, respectively, of the total remaining deferred stock-based compensation under the 1999 incentive plan. The remainder will be recognized over the remaining vesting period.

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


                                                           DECEMBER 31,
                                                     -----------------------
                                                        1999         2000
                                                     ----------   ----------
                                                          (in thousands)

Customer service center and other ................   $    4,328   $    1,744
Satellite and transmission .......................        2,308        3,061
General and administrative .......................       54,424       46,660
                                                     ----------   ----------
   Total non-cash, stock-based compensation ......   $   61,060   $   51,465
                                                     ==========   ==========

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

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as operating income (loss) plus depreciation and amortization, and non-cash, stock-based compensation. EBITDA was negative $199 million during the year ended December 31, 2000 compared to negative $182 million during the same period in 1999. This decline in EBITDA principally resulted from an increase in DISH Network marketing expenses primarily resulting from increased subscriber additions. Our calculation of EBITDA for the years ended December 31, 2000 and 1999 does not include approximately $51 million and $61 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of amounts capitalized under our Digital Home Plan of approximately $65.4 million during 2000.

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

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141"), which is required to be adopted July 1, 2001. FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The application of FAS 141 has not had a material impact on our financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we are required to apply all other provisions of FAS 142. We are currently evaluating the potential impact, if any, the adoption of FAS 142 will have on our financial position and results of operations.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. FAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed. We are currently evaluating the potential impact, if any, the adoption of FAS 144 will have on our financial position and results of operation.

SEASONALITY

         Our revenues vary throughout the year. As is typical in the subscription television service industry, our first six months generally produce fewer new subscribers than the second half of the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         As of December 31, 2001, our unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $781 million which was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper with an average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

         The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At December 31, 2001, all of our investments in this category were in fixed rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. As of December 31, 2001 our marketable securities portfolio balance was approximately $781 million with an average annual interest rate of approximately 3.2%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $2 million in annual interest income.

         In accordance with generally accepted accounting principles, declines in the fair market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary. We have recorded unrealized losses totaling approximately $2 million as of December 31, 2001.

         As of December 31, 2001, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $3.8 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $166 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of December 31, 2001, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $36 million.

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

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:


       (1) Financial Statements                                                                                PAGE
                                                                                                               ----

           Report of Independent Public Accountants..........................................................   F-2
           Consolidated Balance Sheets at December 31, 2000 and 2001.........................................   F-3
           Consolidated Statements of Operations and Comprehensive Loss for the years ended
              December 31, 1999, 2000 and 2001...............................................................   F-4
           Consolidated Statements of Changes in Stockholder's Deficit for the years ended
              December 31, 1999, 2000 and 2001...............................................................   F-5
           Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000
              and 2001.......................................................................................   F-6
           Notes to Consolidated Financial Statements........................................................   F-7

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

      4.1* Indenture relating to the EchoStar DBS Corporation 9 1/4% Senior Notes ("Seven Year Notes"), dated as of January 25, 1999, by and among EDBS, the Guarantors and U.S. Bank Trust National Association, as trustee.(incorporated by reference to Exhibit 4.1 to EDBS' Registration Statement on Form S-4, Registration No. 333-71345).

      4.2* Indenture relating to the EchoStar DBS Corporation 9 3/8% Senior Notes ("Ten Year Notes"), dated as of January 25, 1999, by and among EDBS, the Guarantors and U.S. Bank Trust National Association, as trustee. (incorporated by reference to Exhibit 4.3 to EDBS' Registration Statement on Form S-4, Registration No. 333-71345).

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

      4.5* Indenture relating to the EchoStar Broadband Corporation 10 3/8% Senior Notes due 2007, dated as of September 25, 2000, between the Company and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2000, Commission File No.0-26176).

      4.6* Registration Rights Agreement relating to the EchoStar Broadband Corporation 10 3/8% Senior Notes due 2007, dated as of September 25, 2000, by and among the Company, Donaldson, Lufkin & Jenrette Securities Corporation, Banc of America Securities LLC, Credit Suisse First Boston Corporation and ING Barings LLC (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2000, Commission File No.0-26176).

      4.7* Indenture, relating to the EchoStar DBS Corporation 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001 between EchoStar DBS Corporation and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit
                   4.17 to the Annual Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).

      4.8* Registration Rights Agreement, relating to the EchoStar DBS Corporation 9 1/8% Senior Notes Due 2009, dated as of December 28, 2001, by and among EchoStar DBS Corporation and Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).

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

      10.18* Satellite Construction Contract dated as of January 27, 2000, between EchoStar Orbital Corporation and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

      10.19* Satellite Construction Contract dated as of February 4, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

      10.20* Satellite Construction Contract dated as of February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

      10.21* Agreement dated as of February 22, 2000, between EchoStar Orbital Corporation and Loral Skynet, a division of Loral SpaceCom Corporation (incorporated by reference to Exhibit
                   10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

      10.22* Contract for Launch Services, dated January 31, 2001, between Lockheed Martin's International Launch Services and EchoStar Orbital Corporation (incorporated by reference to Exhibit
                   10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2001, Commission File No.0-26176).

      10.23*       Modification Nos. 1-7 to the Satellite Contract (EchoStar VII
                   - 119 degree West Longitude) dated January 27, 2000, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

      10.24* Amended and Restated Contract dated February 1, 2001, between EchoStar Orbital Corporation and Space Systems/Loral, Inc., EchoStar VIII Satellite Program (110 degree West Longitude) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

      10.25* Amendment No. 1 to the Contract dated February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral Inc., EchoStar IX Satellite Program (121 degree West Longitude) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

      10.26* Modification No. 8 to the Satellite Contract (EchoStar VII - 119 degree West Longitude) dated October 12, 2001, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).

      10.27* Modification No. 9 to the Satellite Contract (EchoStar VII - 119 degree West Longitude) dated October 16, 2001, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).

      10.28* Contract amendment No.1 to the EchoStar VIII contract between EchoStar Orbital Corporation and Space Systems/Loral, Inc., dated October 19, 2001 (incorporated by reference to Exhibit
                   10.35 to the Annual Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).

      10.29* Modification No. 10 to the Satellite Contract (EchoStar VII - 119 degree West Longitude) dated December 12, 2001, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).

      99.1+        Letter regarding representation of Arthur Andersen LLP.

-------------------

*    Incorporated by reference.

**   Constitutes a management contract or compensatory plan or arrangement.

+    Filed herewith.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EchoStar has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ECHOSTAR BROADBAND CORPORATION

                        By:   /s/ Michael R. McDonnell
                           -----------------------------------------------------
                               Michael R. McDonnell
                               Senior Vice President and Chief Financial Officer

Date:  March 21, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:


Signature                            Title                                                Date
---------                            -----                                                ----



/s/ Charles W. Ergen                 Chief Executive Officer and Director                 March 21, 2002
---------------------------------    (Principal Executive Officer)
Charles W. Ergen


  /s/ Michael R. McDonnell          Senior Vice President and Chief Financial Officer     March 21, 2002
---------------------------------   (Principal Financial Officer)
Michael R. McDonnell


  /s/ James DeFranco                Director                                              March 21, 2002
---------------------------------
James DeFranco


/s/ David K. Moskowitz              Director                                              March 21, 2002
---------------------------------
David K. Moskowitz

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                                                PAGE
                                                                                                                ----


CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Public Accountants..................................................................   F-2
   Consolidated Balance Sheets at December 31, 2000 and 2001.................................................   F-3
   Consolidated Statements of Operations and Comprehensive Loss for the years ended
     December 31, 1999, 2000 and 2001........................................................................   F-4
   Consolidated Statements of Changes in Stockholder's Deficit for the years ended
     December 31, 1999, 2000 and 2001........................................................................   F-5
   Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001................   F-6
   Notes to Consolidated Financial Statements................................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To EchoStar Broadband Corporation:

         We have audited the accompanying consolidated balance sheets of EchoStar Broadband Corporation (a Colorado corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, changes in stockholder's deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EchoStar Broadband Corporation and subsidiaries as of December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                        ARTHUR ANDERSEN LLP





Denver, Colorado,
February 27, 2002.

                         ECHOSTAR BROADBAND CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)




                                                                                                           DECEMBER 31,
                                                                                                   ------------------------------
                                                                                                       2000              2001
                                                                                                   -------------    -------------

ASSETS
Current Assets:
   Cash and cash equivalents ...................................................................   $     657,592    $     457,163
   Marketable investment securities ............................................................         370,595          324,072
   Trade accounts receivable, net of allowance for uncollectible accounts of $19,934 and $8,848,
     respectively ..............................................................................         276,081          313,600
   Insurance receivable ........................................................................         106,000          106,000
   Inventories .................................................................................         159,665          189,665
   Other current assets ........................................................................          33,919           37,887
                                                                                                   -------------    -------------
Total current assets ...........................................................................       1,603,852        1,428,387
Cash reserved for satellite insurance (Note 3) .................................................          82,393          122,068
Property and equipment, net ....................................................................       1,474,265        1,864,523
FCC authorizations, net ........................................................................         709,817          696,242
Other noncurrent assets ........................................................................          95,549           92,005
                                                                                                   -------------    -------------
     Total assets ..............................................................................   $   3,965,876    $   4,203,225
                                                                                                   =============    =============

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
   Trade accounts payable ......................................................................   $     144,263    $     251,495
   Deferred revenue ............................................................................         282,939          356,902
   Accrued expenses ............................................................................         643,359          791,115
   Advances from affiliates, net ...............................................................         832,334               58
   Current portion of long-term debt ...........................................................          19,642           13,444
                                                                                                   -------------    -------------
Total current liabilities ......................................................................       1,922,537        1,413,014

Long-term obligations, net of current portion:
   9 1/4% Seven Year Notes .....................................................................         375,000          375,000
   9 3/8% Ten Year Notes .......................................................................       1,625,000        1,625,000
   10 3/8% Seven Year Notes ....................................................................       1,000,000        1,000,000
   9 1/8% Seven Year Notes .....................................................................              --          700,000
   Mortgages and other notes payable, net of current portion ...................................          11,644            5,577
   Long-term deferred distribution and carriage revenue and other long-term
liabilities ....................................................................................          56,047          102,454
                                                                                                   -------------    -------------
Total long-term obligations, net of current portion ............................................       3,067,691        3,808,031
                                                                                                   -------------    -------------
     Total liabilities .........................................................................       4,990,228        5,221,045

Commitments and Contingencies (Note 8)

Stockholder's Deficit:
   Common Stock, $.01 par value, 100,000 shares authorized; 1,000 shares, issued
    and outstanding ............................................................................              --               --
   Additional paid-in capital ..................................................................       1,440,253        1,427,689
   Deferred stock-based compensation ...........................................................         (58,193)         (25,456)
   Accumulated other comprehensive loss ........................................................          (1,150)          (2,335)
   Accumulated deficit .........................................................................      (2,405,262)      (2,417,718)
                                                                                                   -------------    -------------
Total stockholder's deficit ....................................................................      (1,024,352)      (1,017,820)
                                                                                                   -------------    -------------
     Total liabilities and stockholder's deficit ...............................................   $   3,965,876    $   4,203,225
                                                                                                   =============    =============




        The accompanying notes are an integral part of the consolidated financial statements.

                         ECHOSTAR BROADBAND CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (In thousands)



                                                                              YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                        1999           2000            2001
                                                                     -----------    -----------    -----------
REVENUE:
   DISH Network:
     Subscription television services ............................   $ 1,343,234    $ 2,342,358    $ 3,583,698
     Other .......................................................         9,369          8,482         21,743
                                                                     -----------    -----------    -----------
   Total DISH Network ............................................     1,352,603      2,350,840      3,605,441
   DTH equipment sales and integration services ..................       178,325        255,925        266,743
   Other .........................................................        75,363        102,149        114,699
                                                                     -----------    -----------    -----------
Total revenue ....................................................     1,606,291      2,708,914      3,986,883

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses .................................       580,979        981,403      1,448,617
     Customer service center and other ...........................       117,249        250,672        284,869
     Satellite and transmission ..................................        40,083         36,178         37,555
                                                                     -----------    -----------    -----------
   Total DISH Network operating expenses .........................       738,311      1,268,253      1,771,041
   Cost of sales - DTH equipment and integration services ........       149,527        196,908        187,810
   Cost of sales - other .........................................        17,076         32,978         75,385
   Marketing:
     Subscriber promotion subsidies - cost of sales
      (exclusive of depreciation included below) .................       478,122        747,020        466,610
     Subscriber promotion subsidies - other ......................       199,405        290,197        477,903
     Advertising and other .......................................        64,660        138,202        144,724
                                                                     -----------    -----------    -----------
   Total marketing expenses ......................................       742,187      1,175,419      1,089,237
   General and administrative ....................................       141,668        234,050        361,629
   Non-cash, stock-based compensation ............................        61,060         51,465         20,173
   Depreciation and amortization .................................       110,031        174,607        265,912
                                                                     -----------    -----------    -----------
Total costs and expenses .........................................     1,959,860      3,133,680      3,771,187
                                                                     -----------    -----------    -----------

Operating income (loss) ..........................................      (353,569)      (424,766)       215,696

Other Income (Expense):
   Interest income ...............................................        12,566         31,283         45,691
   Interest expense, net of amounts capitalized ..................      (196,390)      (216,377)      (272,377)
   Other .........................................................       (24,892)        (2,239)          (620)
                                                                     -----------    -----------    -----------
Total other income (expense) .....................................      (208,716)      (187,333)      (227,306)
                                                                     -----------    -----------    -----------

Loss before income taxes .........................................      (562,285)      (612,099)       (11,610)
Income tax provision, net ........................................          (131)          (125)          (846)
                                                                     -----------    -----------    -----------
Loss before extraordinary charges ................................      (562,416)      (612,224)       (12,456)
Extraordinary charge for early retirement of debt, net of tax ....      (228,733)            --             --
                                                                     -----------    -----------    -----------

Net loss .........................................................   $  (791,149)   $  (612,224)   $   (12,456)
                                                                     ===========    ===========    ===========

Change in unrealized gain (loss) on available-for-sale
   securities, net of tax ........................................            --         (1,150)        (1,185)
                                                                     -----------    -----------    -----------

Comprehensive loss ...............................................   $  (791,149)   $  (613,374)   $   (13,641)
                                                                     ===========    ===========    ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                         ECHOSTAR BROADBAND CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                                 (In thousands)


                                                                                            DEFERRED    ACCUMULATED
                                                                                             STOCK-     DEFICIT AND
                                                       COMMON STOCK          ADDITIONAL      BASED     UNREALIZED
                                                 -------------------------     PAID-IN       COMPEN-   HOLDING GAINS
                                                    SHARES        AMT.         CAPITAL       SATION       (LOSSES)        TOTAL
                                                 -----------   -----------   -----------   ----------- -------------   -----------


Balance, December 31, 1998 ...................             1   $        --   $   145,165   $        --   $  (733,301)  $  (588,136)
   Contribution of satellite assets
     acquired by ECC from News Corporation
     and MCI .................................            --            --     1,124,320            --            --     1,124,320
   Deferred stock-based compensation
     funded by ECC ...........................            --            --       178,840      (178,840)           --            --
   Deferred stock-based compensation
     recognized ..............................            --            --            --        61,060            --        61,060
   Capital contribution to ECC ...............            --            --            --            --      (268,588)     (268,588)
   Net loss ..................................            --            --            --            --      (791,149)     (791,149)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1999 ...................             1            --     1,448,325      (117,780)   (1,793,038)     (462,493)
   Forfeitures of deferred non-cash,
     stock-based compensation ................            --            --        (8,072)        6,730            --        (1,342)
   Deferred stock-based compensation
     recognized ..............................            --            --            --        52,857            --        52,857
   Unrealized holding losses on
     available-for-sale securities, net ......            --            --            --            --        (1,150)       (1,150)
   Net loss ..................................            --            --            --            --      (612,224)     (612,224)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2000 ...................             1            --     1,440,253       (58,193)   (2,406,412)   (1,024,352)
   Forfeitures of deferred non-cash,
     stock-based compensation ................            --            --       (12,564)        5,143            --        (7,421)
   Deferred stock-based compensation
     recognized ..............................            --            --            --        27,594            --        27,594
   Change in unrealized holding losses on
     available-for-sale securities, net ......            --            --            --            --        (1,185)       (1,185)
   Net loss ..................................            --            --            --            --       (12,456)      (12,456)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2001 ...................             1   $        --   $ 1,427,689   $   (25,456)  $(2,420,053)  $(1,017,820)
                                                 ===========   ===========   ===========   ===========   ===========   ===========


        The accompanying notes are an integral part of the consolidated financial statements.

                         ECHOSTAR BROADBAND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------------------
                                                                                        1999           2000           2001
                                                                                     -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................................   $  (791,149)   $  (612,224)   $   (12,456)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary charge for early retirement of debt .............................       228,733             --             --
   Loss on impairment of satellite (Note 3) ......................................        13,741             --             --
   Deferred stock-based compensation recognized ..................................        61,060         51,465         20,173
   Depreciation and amortization .................................................       110,031        174,607        265,912
   Interest on notes payable to ECC added to principal ...........................           330             --             --
   Amortization of debt discount and deferred financing costs ....................        13,440          3,649          4,655
   Change in long-term deferred satellite services revenue and other long-term
      liabilities ................................................................        10,173         37,236         46,266
   Other, net ....................................................................        (1,455)         9,138         25,751
   Changes in current assets and current liabilities:
     Trade accounts receivable, net ..............................................       (50,201)      (118,137)       (37,519)
     Inventories .................................................................       (45,175)       (41,160)       (25,665)
     Other current assets ........................................................         2,373         (4,679)         2,573
     Trade accounts payable ......................................................        97,141        (43,440)       107,232
     Deferred revenue ............................................................        48,177        101,905         73,963
     Accrued expenses ............................................................       217,727        205,668        118,400
                                                                                     -----------    -----------    -----------
Net cash flows from operating activities .........................................       (85,054)      (235,972)       589,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities ....................................      (186,866)      (366,746)      (764,401)
Sales of marketable investment securities ........................................       169,092         19,775        809,739
Cash reserved for satellite insurance (Note 3) ...................................            --        (82,393)       (59,488)
Changes in cash reserved for satellite insurance due to depreciation on related
satellites (Note 3) ..............................................................            --             --         19,813
Funds released from escrow and restricted cash and marketable investment
securities .......................................................................        77,657             --             --
Purchases of property and equipment ..............................................       (87,597)      (320,398)      (633,445)
Advances and payments under in-orbit satellite contract ..........................        67,804        (48,894)        (8,441)
Other ............................................................................        (1,318)            --             --
                                                                                     -----------    -----------    -----------
Net cash flows from investing activities .........................................        38,772       (798,656)      (636,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (to) affiliates ....................................................       217,635        559,894       (832,276)
Proceeds from issuance of 9 1/4% Seven Year Notes ................................       375,000             --             --
Proceeds from issuance of 9 3/8% Ten Year Notes ..................................     1,625,000             --             --
Proceeds from issuance of 10 3/8% Seven Year Notes ...............................            --      1,000,000             --
Proceeds from issuance of 9 1/8% Seven Year Notes ................................            --             --        700,000
Debt issuance costs and prepayment premiums ......................................      (233,721)        (9,645)        (9,450)
Retirement of 1994 Notes .........................................................      (575,674)            --             --
Retirement of 1996 Notes .........................................................      (501,350)            --             --
Retirement of 1997 Notes .........................................................      (378,110)            --             --
Capital contribution to ECC ......................................................      (268,588)            --             --
Repayment of note payable to ECC .................................................       (60,142)            --             --
Repayments of mortgage indebtedness and other notes payable ......................       (22,180)       (15,176)       (11,765)
Other ............................................................................         2,865         (2,615)            --
                                                                                     -----------    -----------    -----------
Net cash flows from financing activities .........................................       180,735      1,532,458       (153,491)
                                                                                     -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents .............................       134,453        497,830       (200,429)
Cash and cash equivalents, beginning of year .....................................        25,309        159,762        657,592
                                                                                     -----------    -----------    -----------
Cash and cash equivalents, end of year ...........................................   $   159,762    $   657,592    $   457,163
                                                                                     ===========    ===========    ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                         ECHOSTAR BROADBAND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS ACTIVITIES

Basis of Presentation

         EchoStar Broadband Corporation ("EBC" or the "Company") is a wholly owned subsidiary of EchoStar Communications Corporation ("ECC" and together with its subsidiaries "EchoStar"), a publicly traded company on the Nasdaq National Market. EBC was formed on September 11, 2000 for the purpose of completing a private offering (the "EBC Notes Offering"), pursuant to Rule 144A of the Securities Act of 1933, as amended of 10 3/8% Senior Notes due 2007 (the "10 3/8% Seven Year Notes"), resulting in net proceeds of approximately $990 million. The EBC Notes Offering was consummated on September 25, 2000. In connection with the EBC Notes Offering, ECC contributed all of the outstanding capital stock of its wholly owned subsidiaries, EchoStar DBS Corporation ("EDBS") and EchoStar Orbital Corporation ("EOC"), to EBC concurrent with the closing of the offering. EOC did not generate any revenue or incur any expenses during the year ended December 31, 2000 and its activity during that period consisted solely of progress payments on certain satellites. EOC had no operations prior to its formation on January 27, 2000. This transaction has been accounted for as a reorganization of entities under common control similar to a pooling of interests.

Principal Business

         Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EBC, EDBS and all direct and indirect wholly-owned subsidiaries thereof. The operations of EchoStar include two interrelated business units:

     o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States; and

     o EchoStar Technologies Corporation ("ETC") - engaged in the design, development, distribution and sale of DBS set-top boxes, antennae and other digital equipment for the DISH Network ("EchoStar receiver systems") and the design, development and distribution of similar equipment for international satellite service providers.

         Since 1994, EchoStar has deployed substantial resources to develop the "EchoStar DBS System." The EchoStar DBS System consists of EchoStar's FCC-allocated DBS spectrum, seven DBS satellites ("EchoStar I" through "EchoStar VII"), EchoStar receiver systems, digital broadcast operations centers, customer service facilities, and other assets utilized in its operations. EchoStar's principal business strategy is to continue developing its subscription television service in the United States to provide consumers with a fully competitive alternative to cable television service.

Recent Developments

The Proposed Merger with Hughes

         On October 28, 2001, ECC signed definitive agreements with Hughes and General Motors, which is Hughes' parent corporation relating to ECC's merger with Hughes in a stock-for-stock transaction. Hughes, through its DIRECTV subsidiary, is a provider of satellite-based entertainment information and communications services for the home and business markets, including video, data, voice, multimedia and Internet services, including DBS services.

         The surviving corporation in the merger will carry the EchoStar name and will provide DBS services in the United States and Latin America, primarily under the DIRECTV brand name. It will also provide global fixed satellite services and other broadband communication services. The merger is subject to the prior separation of

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Hughes from GM by way of a recapitalization of Hughes and split-off of Hughes from GM. As a result of these transactions, the Hughes holding company would become an independent, publicly owned company, separate from GM. This is a condition to our obligation to complete the merger. Immediately following the Hughes split-off, the businesses of Hughes and EchoStar would be combined in the merger. Pursuant to the merger, we would merge with and into the Hughes holding company to form New EchoStar.

         The Hughes merger agreement requires that EchoStar use commercially reasonable efforts to: 1) amend the indentures relating to certain of EchoStar's debt instruments so that the Hughes merger and related transactions would not constitute a change of control requiring EchoStar to make an offer to repurchase those notes, 2) obtain additional committed financing, on terms reasonably satisfactory to Hughes, sufficient to refinance the notes outstanding under the indentures which EchoStar is unable to amend, or 3) present to Hughes a plan, taking into account prevailing market conditions for the relevant notes, designed so that at and after the effective time of the Hughes merger, the surviving corporation and its subsidiaries would not be in breach of their obligations under those indentures. These consent fees could be material, and EchoStar's financing costs may increase significantly as a result of obtaining these consents or refinancing these notes.

Debt Exchange

         EBC, in connection with its September 2000 offering of $1 billion of 10 3/8% Seven Year Notes, agreed to cause EDBS to make an offer to exchange (the "EDBS Exchange Offer") all of the outstanding 10 3/8% Seven Year Notes for a new class of substantially identical notes issued by EDBS as soon as practical following the first date (as reflected in EDBS' most recent quarterly or annual financial statements) on which EDBS is permitted to incur indebtedness in an amount equal to the outstanding principal balance of the 10 3/8% Seven Year Notes under the "Indebtedness to Cash Flow Ratio" test contained in the indentures (the "EDBS Indentures") governing the EDBS 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes, and such incurrence of indebtedness would not otherwise cause any breach or violation of, or result in a default under, the terms of the EDBS Indentures.

         Pursuant to the terms of the EDBS indentures, the actual EDBS Exchange offer will commence during the first half of 2002. However, because EDBS met the required Indebtedness to Cash Flow Ratio test for the year ended December 31, 2001, accounting rules required that EDBS record indebtedness at December 31, 2001 in an amount equal to the outstanding principal balance of the 10 3/8% Seven Year Notes, with an offsetting charge to stockholder's equity.

         Pursuant to the agreement between EBC and EDBS, the primary purpose of the use of proceeds from the 10 3/8% Seven Year Notes is for the construction and launch of additional satellites, strategic acquisitions and other general working capital purposes which are intended, directly or indirectly, to benefit the operations of EDBS and its subsidiaries. In addition, the aggregate benefit received by EDBS from the use of proceeds of the 10 3/8% Seven Year Notes is required to be equal to the aggregate principal balance of the 10 3/8% Seven Year Notes exchanged. EBC currently expects that EDBS will receive this benefit through contribution of the benefit of the EchoStar VII and EchoStar VIII satellites by EBC to EDBS.

Organization and Legal Structure

         In December 1995, ECC merged Dish, Ltd. with another wholly-owned subsidiary of ECC. During 1999, EchoStar placed ownership of all of its direct broadcast satellites and related FCC licenses into subsidiaries of EchoStar DBS Corporation. Dish, Ltd. and EchoStar Satellite Broadcasting Company were merged into EchoStar DBS Corporation. EchoStar IV and the related FCC licenses were transferred to ESC. During September 2000, EchoStar Broadband Corporation was formed for the purposes of issuing new debt. Contracts for the construction and launch of EchoStar VII, EchoStar VIII and EchoStar IX are held in EchoStar Orbital Corporation. Substantially all of EchoStar's operations are conducted by subsidiaries of EDBS.

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The following table summarizes the organizational structure of EchoStar and its principal subsidiaries as of December 31, 2001:



                                                                     REFERRED TO
LEGAL ENTITY                                                          HEREIN AS           PARENT
-------------------------------------------------------------------  -----------        ------------

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

Significant Risks and Uncertainties

         Substantial Leverage. The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. As of December 31, 2001, the Company had outstanding long-term debt (including both the current and long-term portions) totaling approximately $3.7 billion. The Company has semi-annual cash debt service obligations for all of its outstanding long-term debt securities, as follows:

                                                                  SEMI-ANNUAL PAYMENT           SEMI-ANNUAL DEBT
                                                                         DATES                SERVICE REQUIREMENTS
                                                                -------------------------    -----------------------

  9 1/4% Senior Notes due 2006 ("9 1/4% Seven Year Notes").     February 1 and August 1           $ 17,343,750
  9 3/8% Senior Notes due 2009 ("9 3/8% Ten Year Notes")...     February 1 and August 1             76,171,875
10 3/8% Senior Notes due 2007 ("10 3/8% Seven Year Notes").      April 1 and October 1              51,875,000
  9 1/8% Senior Notes due 2009 ("9 1/8% Seven Year Notes").      January 15 and July 15             31,937,500

         Semi-annual debt service requirements related to the Company's 9 1/8% Senior Notes due 2009 will commence on July 15, 2002. There are no scheduled principal payment or sinking fund requirements prior to maturity of any of these notes. The Company's ability to meet its debt service obligations will depend on, among other factors, the successful execution of its business strategy, which is subject to uncertainties and contingencies beyond the Company's control.

         Expected Operating Losses. Since 1996, the Company has reported significant operating and net losses. Improvements in the Company's future results of operations are largely dependent upon its ability to increase its customer base while maintaining its overall cost structure, controlling subscriber turnover and effectively managing its subscriber acquisition costs. No assurance can be given that the Company will be effective with regard to these matters. In addition, generally the Company incurs significant acquisition costs to obtain DISH Network subscribers. The high cost of obtaining new subscribers magnifies the negative effects of subscriber turnover.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company accounts for investments in 50% or less owned entities using the equity or cost method, except for its investments in marketable equity securities, which are carried at fair value.

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

Foreign Currency Transaction Gains and Losses

         The functional currency of the Company's foreign subsidiaries is the U.S. dollar because their sales and purchases are predominantly denominated in that currency. Transactions denominated in currencies other than U.S. dollars are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transaction). Net transaction gains (losses) during 1999, 2000 and 2001 were not material to the Company's results of operations.

Statements of Cash Flows Data

         The following presents the Company's supplemental cash flow statement disclosure (in thousands):

                                                                                        YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                      1999              2000               2001
                                                                 ---------------   ---------------   ---------------

Cash paid for interest .......................................   $       126,172   $       188,911   $       294,653

Cash paid for income taxes ...................................               119               361               979
Capitalized interest .........................................                --             5,343            25,647
Assets acquired from News Corporation and MCI:
   FCC licenses and other ....................................           626,120                --                --
   Satellites ................................................           451,200                --                --
   Digital broadcast operations center .......................            47,000                --                --
Capital contribution from ECC ................................         1,124,320                --                --
Forfeitures of deferred non-cash, stock-based compensation ...                --             8,072            12,564

Cash and Cash Equivalents

         The Company considers all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2000 and 2001 consist of money market funds, corporate notes and commercial paper; such balances are stated at fair market value.

Marketable Investment Securities and Restricted Cash

         The Company currently classifies all marketable investment securities as available-for-sale. The fair market value of marketable investment securities approximates the carrying value and represents the quoted market prices at the balance sheet dates. Related unrealized gains and losses are reported as a separate component of stockholders' deficit, net of related deferred income taxes, if applicable. The specific identification method is used to determine cost in computing realized gains and losses. Such unrealized losses totaled approximately $2 million as of December 31, 2001.

         In accordance with generally accepted accounting principles, declines in the fair market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. The Company evaluates its marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary.

         The major components of marketable investment securities are as follow (in thousands):

                                      MARKETABLE INVESTMENT SECURITIES
                                               DECEMBER 31,
                                      --------------------------------
                                           2000             2001
                                      --------------   ---------------

Commercial paper ..................   $      292,468   $      164,331
Corporate notes and bonds .........           73,135          145,819
Government bonds ..................            4,992           13,922
                                      --------------   --------------
                                      $      370,595   $      324,072
                                      ==============   ==============


         As of December 31, 2001, marketable investment securities include debt securities of $301 million with contractual maturities of one year or less and $23 million with contractual maturities between one and five years. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

Fair Value of Financial Instruments

         Fair values for the Company's high-yield debt are based on quoted market prices. The fair values of the Company's mortgages and other notes payable are estimated using discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

         The following table summarizes the book and fair values of the Company's debt facilities at December 31, 2000 and 2001 (in thousands):


                                      F-11

                                              DECEMBER 31, 2000         DECEMBER 31, 2001
                                           -----------------------   -----------------------
                                           BOOK VALUE   FAIR VALUE   BOOK VALUE   FAIR VALUE
                                           ----------   ----------   ----------   ----------

9 1/4% Seven Year Notes ................   $  375,000   $  365,625   $  375,000   $  382,500
9 3/8% Ten Year Notes ..................    1,625,000    1,584,375    1,625,000    1,673,750
10 3/8% Seven Year Notes ...............    1,000,000      985,000    1,000,000    1,040,000
9 1/8% Seven Year Notes ................           --           --      700,000      701,750
Mortgages and other notes payable ......       31,286       30,837       19,021       19,021

Inventories

         Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Proprietary products are manufactured by outside suppliers to the Company's specifications. Manufactured inventories include materials, labor, freight-in, royalties and manufacturing overhead. Cost of other inventories includes parts, contract manufacturers' delivered price, assembly and testing labor, and related overhead, including handling and storage costs. Inventories consist of the following (in thousands):

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                            DECEMBER 31,
                                                       ------------------------
                                                          2000            2001
                                                       ---------      ---------


Finished goods - DBS .............................     $  94,997      $ 126,316
Raw materials ....................................        40,069         45,460
Finished goods - reconditioned and other .........        23,101         19,541
Work-in-process ..................................         8,879          7,924
Consignment ......................................         2,461          3,611
Reserve for excess and obsolete inventory ........        (9,842)       (13,187)
                                                       ---------      ---------
                                                       $ 159,665      $ 189,665
                                                       =========      =========




Property and Equipment

         Property and equipment are stated at cost. Cost includes interest capitalized of approximately $5 million and $26 million during the years ended December 31, 2000 and 2001, respectively. No interest was capitalized during 1999. The costs of satellites under construction are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds received, if any, as a result of the launch or in-orbit failure. Depreciation is recorded on a straight-line basis for financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized.

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

FCC Authorizations

         FCC authorizations are recorded at cost and amortized using the straight-line method over a period of 40 years. Such amortization commences at the time the related satellite becomes operational; capitalized costs are written off at the time efforts to provide services are abandoned. Accumulated amortization related to FCC authorizations totaled approximately $28 million and $47 million as of December 31, 2000 and 2001, respectively.

         Effective January 1, 2002, the Company will be required to adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. The Company is currently evaluating the potential impact, if any, the adoption of FAS 142 will have on its financial position and results of operations.
Revenue Recognition

         Revenue from the provision of DISH Network subscription television services and other satellite services is recognized as revenue in the period such services are provided. Revenue from international sales of digital set-top boxes and related accessories is recognized upon shipment to customers. Specific revenue and subscriber acquisition cost recognition policies relating to the marketing promotions for the periods presented are discussed below.

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         During the year ended December 31, 2001, the Company's marketing promotions included the DISH Network One-Rate Plan, Bounty Programs, Free Now, I Like 9, and Digital Home Plan, which are described below.

         DISH Network One-Rate Plan, Bounty Programs, Free Now Promotion and I Like 9. Under the DISH Network One-Rate Plan, consumers were eligible to receive a rebate of up to $199 on the purchase of certain EchoStar receiver systems. To be eligible for this rebate, a subscriber must have made a one-year commitment to subscribe to EchoStar's America's Top 150 programming or EchoStar's America's Top 100 CD programming package plus one premium movie package (or equivalent additional programming). This promotion expired on January 31, 2001.

         Under the Bounty Programs, qualified customers were eligible to receive a free base-level EchoStar receiver system and free installation. To be eligible for this program, a subscriber must have made a one-year commitment to subscribe to a qualified programming package. Certain of these promotions expired on January 31, 2001.

         From February through July 2001, the Company offered new subscribers a free base-level EchoStar receiver system and free installation under its Free Now promotion. To be eligible, a subscriber had to provide a valid major credit card and make a one-year commitment to subscribe to either EchoStar's America's Top 150 programming package or EchoStar's America's Top 100 CD or DISH Latino Dos programming package plus additional programming totaling at least $39.98 per month.

         During August 2001, the Company commenced its I Like 9 promotion. Under this promotion, subscribers who purchased an EchoStar receiver system for $199 or higher, received free installation and either EchoStar's America's Top 100 CD or EchoStar's DISH Latino Dos programming package for $9 a month for the first year. This promotion expired January 31, 2002.

         The Company's direct sales to consumers pursuant to its DISH Network One-Rate Plan, Bounty Programs, Free Now promotion and I Like 9 fall under the scope of EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). In accordance with EITF 00-14, EchoStar accounts for the rebate (substantively equivalent to the return of a customer deposit) under its DISH Network One-Rate Plan by establishing a liability equal to the amount of the rebate to be paid to the customer upon receipt of the upfront payment from the subscriber and does not recognize revenue for that amount. The return of the upfront payment received from the customer is charged against such liability account when such amount is paid back to the customer. The Company does not receive any up-front proceeds from subscribers under Bounty Programs or the Free Now promotion. Programming revenue under the I Like 9 promotion is recorded at the substantially discounted monthly rate charged to the subscriber. See Subscriber Promotions Subsidies and Subscriber Acquisition Costs below for discussion regarding the accounting for costs under these promotions.

         The Company's dealer sales under its DISH Network One-Rate Plan, the Bounty Programs, Free Now promotion and I Like 9 fall under the scope of EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). In accordance with the consensus guidance for Issue 2 of EITF 00-25, "buydowns" should be characterized as a reduction of revenue. As such, certain commissions paid to dealers are recorded as a reduction of the net proceeds received by the Company from the dealers. The Company also charges the equipment reimbursements paid under the Bounty Programs and the Free Now promotion against the proceeds from the dealer. The rebate paid under the One Rate Plan is treated similarly as a reduction of proceeds from the dealer by analogy to lease inducements, which are also generally recognized as a reduction of revenue. See additional discussion under Subscriber Promotions Subsidies and Subscriber Acquisition Costs below

         Digital Home Plan. The Company's Digital Home Plan promotion, introduced during July 2000, offers several choices to consumers, ranging from the use of one EchoStar receiver system and EchoStar's America's Top 100 CD or DISH Latino Dos programming package for $36.99 per month, to providing consumers two or more EchoStar receiver systems and EchoStar's America's Top 150 programming package for $50.99 to $60.99 per month. With each plan, consumers receive in-home service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which through December 31, 2001, included the first month's programming payment. For consumers who

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


choose the Digital Home Plan with Dish PVR, which includes the use of one or more EchoStar receiver systems, one of which includes a built-in hard drive that allows viewers to pause and record live programming without the need for videotape, the consumer will incur a one-time set-up fee of $148.99. Since the Company retains ownership of equipment issued pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of four years.

         StarBand. Prior to September 27, 2001, the Company accounted for the sale of StarBand equipment as a third-party distributor of the equipment. In accordance with EITF 99-19, the Company recorded revenue and cost of sales related to the sale of StarBand hardware on a gross basis upon shipment to its retailers, as the Company assumed the risk associated with the inventory if the equipment was not sold to its retailers. The Company also recorded revenue and cost of sales related to StarBand installations performed by the Company on a gross basis upon installation. The Company did not enter into a multiple element arrangement with its independent retailers or the end users of StarBand's service as the Company was only a distributor of StarBand's equipment. Once the equipment was purchased from a Company retailer and installed in the StarBand subscriber's home, the Company was not responsible for actual StarBand subscriber activations or the provision of Internet services. Additionally, all StarBand subscriber Internet service payments collected by the Company in connection with a bundled billing are remitted directly to StarBand. If such bundled service revenue for StarBand Internet services is not collected by the Company as StarBand's billing agent, EchoStar has no remittance obligation to StarBand whatsoever.

         Effective September 27, 2001, in connection with EchoStar's increased equity interest in StarBand, the Company began subsidizing the cost of equipment to the subscriber by offering discounted equipment through its independent dealers. As such, beginning September 27, 2001, the Company accounts for the sale of StarBand equipment similar to the accounting for its DISH Network One-Rate Plan, Bounty Programs, and Free Now promotion, as discussed in subscriber promotion subsidies below.

         The Company offers a bundled price of $100.99 for EchoStar's America's Top 150 ("AT 150") programming and the Starband Internet service. For StarBand customers activated prior to September 27, 2001, in accordance with EITF Issue No. 99-19, the Company recognizes $35.99 for the video portion of the revenue and records a liability to Starband for the $65.00 related to the Internet service. The $10.00 discount from the total standard price of EchoStar's AT 150 ($40.99/mo.) and the Starband Internet service ($70.00/mo.) is shared 50/50 between the Company and Starband. In the event the Company does not collect the monthly programming and Internet payments from a subscriber, the Company is not obligated to remit payment to Starband for Internet services rendered to the subscriber.

         For StarBand customers activated after September 27, 2001, as a retailer of the StarBand service, the Company recognizes the entire $100.99 of revenue for the video and Internet service and records costs equal to the monthly payment made by the Company to Starband for providing the service. In the event the Company does not collect the monthly programming and Internet payments from a subscriber, the Company is still obligated to remit payment to Starband for the cost of providing the Internet service to the customer.

Subscriber Promotion Subsidies and Subscriber Acquisition Costs

         Subscriber promotion subsidies - cost of sales includes the cost of Echostar receiver systems distributed to retailers and other distributors of the Company's equipment and receiver systems sold directly by the Company to subscribers. Subscriber promotion subsidies - other includes net costs related to various installation promotions and other promotional incentives. The Company makes payments to its independent dealers as consideration for equipment installation services and for equipment buydowns (commissions and rebates). The Company expenses payments for equipment installation services as Subscriber promotion subsidies - other. The Company's payments for equipment buydowns represent a partial or complete return of the dealer's purchase price and are, therefore, netted against the proceeds received from the dealer. The Company reports the net proceeds or cost from its various sales promotions through its independent dealer network as a component of Subscriber promotion subsidies - other. No net proceeds or cost from the sale of subscriber related equipment is recognized as revenue. Accordingly, subscriber acquisition costs

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


are generally expensed as incurred except for under the Company's Digital Home Plan which was initiated during 2000 wherein the Company retains title to the receiver system and certain ancillary equipment resulting in the capitalization and depreciation of such equipment cost over its estimated useful life.

Deferred Debt Issuance Costs and Debt Discount

         Costs of issuing debt are generally deferred and amortized to interest expense over the terms of the respective notes (see Note 4).

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

Accrued Expenses

         Accrued expenses consist of the following (in thousands):

                                                             DECEMBER 31,
                                                       ---------------------
                                                         2000         2001
                                                       --------     --------

Programming ..................................         $176,566     $250,795
Interest .....................................          107,624      106,344
Royalties and copyright fees .................          106,459      140,733
Marketing ....................................           86,861       53,279
Other ........................................          165,849      239,964
                                                       --------     --------
                                                       $643,359     $791,115
                                                       ========     ========


Research and Development Costs

         Research and development costs are expensed as incurred. Research and development costs totaled $10 million, $17 million and $19 million for the years ended December 31, 1999, 2000, and 2001, respectively.

Comprehensive Loss

         The change in unrealized gain (loss) on available-for-sale securities is the only component of the Company's other comprehensive loss. Accumulated other comprehensive income (loss) presented on the accompanying consolidated balance sheets consists of the accumulated net unrealized income (loss) on available-for-sale securities, net of deferred taxes.

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Reclassifications

         Certain prior year balances in the consolidated financial statements and accompanying notes to consolidated financial statements have been reclassified to conform with the 2001 presentation.

New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141"), which is required to be adopted July 1, 2001. FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The application of FAS 141 has not had a material impact on the Company's financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, the Company is required to apply all other provisions of FAS 142. The Company is currently evaluating the potential impact, if any, the adoption of FAS 142 will have on its financial position and results of operations.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. FAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company is currently evaluating the potential impact, if any, the adoption of FAS 144 will have on its financial position and results of operations.

3.   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                             DECEMBER 31,
                                               LIFE    -------------------------
                                            (IN YEARS)    2000           2001
                                            ---------  -----------   -----------

EchoStar I .........................            12    $   201,607    $   201,607
EchoStar II ........................            12        228,694        228,694
EchoStar III .......................            12        234,083        234,083
EchoStar IV ........................             4         89,505         89,505
EchoStar V .........................            12        208,548        210,446
EchoStar VI ........................            12        243,789        246,022
Furniture, fixtures and equipment ..          2-12        324,715        402,014
Buildings and improvements .........          7-40         56,989         66,799
Digital Dynamite Plan equipment ....             4         62,726        353,567
Tooling and other ..................             2          5,211          6,040
Land ...............................            --          3,336          3,649
Vehicles ...........................             7            922          1,550
Construction in progress ...........            --        226,247        461,391
                                                      -----------    -----------
    Total property and equipment ...                    1,886,372      2,505,367
Accumulated depreciation ...........                     (412,107)      (640,844)
                                                      -----------    -----------
    Property and equipment, net ....                  $ 1,474,265    $ 1,864,523
                                                      ===========    ===========

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Construction in progress consists of the following (in thousands):

                                                                      DECEMBER 31,
                                                                  -------------------
                                                                    2000       2001
                                                                  --------   --------

Progress amounts for satellite construction, launch, and launch insurance:
     EchoStar VII .............................................   $ 76,382   $159,577
     EchoStar VIII ............................................     46,487    128,535
     EchoStar IX ..............................................     22,215     74,189
Digital broadcast operations center ...........................     39,797     56,347
Other .........................................................     41,366     42,743
                                                                  --------   --------
                                                                  $226,247   $461,391
                                                                  ========   ========


EchoStar V

         EchoStar V is equipped with a total of three momentum wheels, including one spare. During July 2001, EchoStar V experienced an anomaly resulting in the loss of one momentum wheel. The satellite was quickly restored to normal operations mode. An investigation conducted by the spacecraft manufacturer concluded that a failure within the momentum wheel electronics caused the loss. The manufacturer also believes that the failure was isolated to this particular unit. While no further momentum wheel losses are expected, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite. At EchoStar's request, the manufacturer has developed contingency plans which include modification to the spacecraft's on-board software that will allow continued operation in the event of additional momentum wheel failures, with limited effect on spacecraft life. During August 2001, one of the thrusters on EchoStar V experienced an anomalous event resulting in a temporary interruption of service. The satellite was quickly restored to normal operations mode. An investigation by the manufacturer has determined that the engine remains functional but with a reduction in rated thrust. The satellite is equipped with a substantial number of backup thrusters. EchoStar V is also equipped with a total of 48 traveling-wave-tube amplifiers ("TWTAs"), including 16 spares. A total of two TWTAs were taken out of service and replaced by spares between the launch of the satellite and June 30, 2001. During the third quarter 2001, EchoStar V experienced anomalous telemetry readings on two additional TWTAs. As a precaution, during September 2001 EchoStar substituted one of those TWTA's with a spare. To the extent that EchoStar V experiences anomalous telemetry readings on additional TWTAs it may be necessary to utilize additional spare TWTAs. EchoStar V has also experienced anomalies resulting in the loss of one solar array string. The satellite has a total of approximately 96 solar array strings and approximately 92 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial operation of the satellite to date, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

EchoStar VI

         EchoStar VI is equipped with a total of 48 transponders, including 16 spares. During April 2001, EchoStar VI experienced a series of anomalous events resulting in a temporary interruption of service. The satellite was quickly restored to normal operations mode. As a result of the anomaly, an investigation conducted by the spacecraft manufacturer concluded that one stationkeeping thruster and a pair of TWTA are unusable. The satellite is equipped with a substantial number of backup transponders and thrusters. The satellite manufacturer, Space Systems Loral ("SS/L"), has advised EchoStar that it believes that the thruster anomaly was isolated to one stationkeeping thruster, and that while further failures are possible, SS/L does not believe it is likely that additional thrusters will be impacted. EchoStar VI has also experienced anomalies resulting in the loss of two solar array strings. The satellite has a total of approximately 112 solar array strings and approximately 106 are required to assure full power availability for the 12-year design life of the satellite. An investigation of the solar array anomalies, none of which have impacted commercial

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



operation of the satellite to date, is continuing. Until the root cause of these anomalies is finally determined, there can be no assurance future anomalies will not cause further losses which could impact commercial operation of the satellite.

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

         In September 1998, EchoStar filed a $219.3 million insurance claim for a constructive total loss under the launch insurance policies covering EchoStar
IV. The satellite insurance consists of separate substantially identical policies with different carriers for varying amounts that, in combination, create a total insured amount of $219.3 million. EchoStar's insurance carriers offered EchoStar a total of approximately $88 million, or 40% of the total policy amount, in settlement of the EchoStar IV insurance claim. The insurers offered to pay only part of the $219.3 million claim because they allege we did not abide by the exact terms of the insurance policy. The insurers also assert that EchoStar IV was not a constructive total loss, as that term is defined in the policy. EchoStar strongly disagrees and filed an arbitration claim against the insurers for breach of contract, failure to pay a valid insurance claim and bad faith denial of a valid claim, among other things. There can be no assurance that EchoStar will receive the amount claimed or, if EchoStar does, that EchoStar will retain title to EchoStar IV with its reduced capacity. Based on the carriers' failure to pay the amount EchoStar believes is owed under the policy and their improper attempts to force EchoStar to settle for less than the full amount of its claim, EchoStar has added causes of action in its EchoStar IV demand for arbitration for breach of the duty of good faith and fair dealing, and unfair claim practices. Additionally, EchoStar filed a lawsuit against the insurance carriers in the U.S. District Court for the District of Colorado asserting causes of action for violation of Federal and State antitrust laws. During March 2001, EchoStar voluntarily dismissed its antitrust lawsuit without prejudice. EchoStar has the right to re-file an antitrust action against the insurers in the future.

         At the time EchoStar filed its claim in 1998, EchoStar recognized an impairment loss of $106 million to write-down the carrying value of the satellite and related costs, and simultaneously recorded an insurance claim receivable for the same amount. EchoStar will have to reduce the amount of the receivable if a final settlement is reached for less than this amount.

         As a result of the thermal and propulsion system anomalies, EchoStar reduced the estimated remaining useful life of EchoStar IV to approximately 4 years during January 2000. EchoStar will continue to evaluate the performance of EchoStar IV and may modify its loss assessment as new events or circumstances develop.

         The indentures related to certain of EDBS' senior notes contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns or leases. In addition, the indenture related to EBC's senior notes requires EchoStar to maintain satellite insurance on the lesser of half of its satellites or three of its satellites. EchoStar I through EchoStar IX are owned by a direct subsidiary of EBC. Insurance coverage is therefore required for at least three of EchoStar's seven satellites currently in-orbit. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VII have expired. To date EchoStar has been unable to obtain insurance on any of these satellites on terms acceptable to EchoStar. As a result, EchoStar is currently self-insuring these satellites. To satisfy insurance covenants related to EDBS' and EBC's senior notes, EchoStar has reclassified an amount equal to the depreciated cost of three of its satellites from cash and cash equivalents to cash reserved for satellite insurance on its balance sheet. As of December 31, 2001, cash reserved for satellite insurance totaled approximately $122 million. If EchoStar leases or transfers ownership of EchoStar VII, EchoStar VIII or EchoStar IX to EDBS, which it is currently considering, EchoStar would need to reserve additional cash for the depreciated cost of additional satellites. The reserve would increase by approximately $60 million if one or two satellites are so leased or transferred, and by an additional material amount if a third satellite is leased or transferred. The

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


reclassifications will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts.

4.    LONG-TERM DEBT

9 1/4% Seven Year and 9 3/8% Ten Year Notes

         On January 25, 1999, EDBS sold $375 million principal amount of the 9 1/4% Seven Year Notes and $1.625 billion principal amount of the 9 3/8% Ten Year Notes. Interest accrues at annual rates of 9 1/4% and 9 3/8%, respectively and is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing August 1, 1999.

         Concurrently with the closing of the 9 1/4% Seven Year Notes and 9 3/8% Ten Year Notes offering, EDBS used approximately $1.658 billion of net proceeds received from the sale of the 9 1/4% Seven Year and 9 3/8% Ten Year Notes to complete tender offers for its then outstanding senior notes issued in 1994, 1996 and 1997. In February 1999, EDBS contributed approximately $268 million of net proceeds received from the sale of the 9 1/4% Seven Year and 9 3/8% Ten Year Notes to ECC for the completion of tender offers related to ECC's 12 1/8% Senior Exchange Notes due 2004, issued on January 4, 1999, in exchange for all issued and outstanding 12 1/8% Series B Senior Redeemable Exchangeable Preferred Stock.

         With the exception of certain de minimis domestic and foreign subsidiaries, the 9 1/4% Seven Year and 9 3/8% Ten Year Notes are fully, unconditionally and jointly and severally guaranteed by all subsidiaries of EDBS. The 9 1/4% Seven Year and 9 3/8% Ten Year Notes are general senior unsecured obligations which:

         o rank pari passu in right of payment to each other and to all existing and future senior unsecured obligations;

         o        rank senior to all existing and future junior obligations; and

         o are effectively junior to secured obligations to the extent of the collateral securing such obligations, including any borrowings under future secured credit facilities.

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 1/4% Seven Year and 9 3/8% Ten Year Notes are not redeemable at EDBS's option prior to February 1, 2003 and February 1, 2004, respectively. Thereafter, the 9 1/4% Seven Year Notes will be subject to redemption, at the option of EDBS, in whole or in part, at redemption prices decreasing from 104.625% during the year commencing February 1, 2003 to 100% on or after February 1, 2005, together with accrued and unpaid interest thereon to the redemption date. The 9 3/8% Ten Year Notes will be subject to redemption, at the option of EDBS, in whole or in part, at redemption prices decreasing from 104.688% during the year commencing February 1, 2004 to 100% on or after February 1, 2008, together with accrued and unpaid interest thereon to the redemption date.

         The indentures related to the 9 1/4% Seven Year and 9 3/8% Ten Year Notes (the "Seven and Ten Year Notes Indentures") contain restrictive covenants that, among other things, impose limitations on the ability of EDBS to:

         o        incur additional indebtedness;

         o        apply the proceeds of certain asset sales;

         o        create, incur or assume liens;

         o create dividend and other payment restrictions with respect to EDBS's subsidiaries;

         o        merge, consolidate or sell assets; and

         o        enter into transactions with affiliates.

         In addition, EDBS may pay dividends on its equity securities only if no default shall have occurred or is continuing under the Seven and Ten Year Notes Indentures; and after giving effect to such dividend and the incurrence of any indebtedness (the proceeds of which are used to finance the dividend), EDBS' ratio of total indebtedness to cash flow (calculated in accordance with the Indentures) would not exceed 8.0 to 1.0. Moreover, the aggregate amount of

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

such dividends generally may not exceed the sum of the difference of cumulative consolidated cash flow (calculated in accordance with the Indentures) minus 120% of consolidated interest expense of EDBS (calculated in accordance with the Indentures), in each case from April 1, 1999 plus an amount equal to 100% of the aggregate net cash proceeds received by EDBS and its subsidiaries from the issuance or sale of certain equity interests of EDBS or EchoStar.

         In the event of a change of control, as defined in the Seven and Ten Year Notes Indentures, EDBS will be required to make an offer to repurchase all of the 9 1/4% Seven Year and 9 3/8% Ten Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

10 3/8% Seven Year Notes

         On September 25, 2000, EBC, sold $1 billion principal amount of the 10 3/8% Seven Year Notes. Interest accrues at an annual rate of 10 3/8% and is payable semi-annually in cash, in arrears on April 1 and October 1 of each year. The proceeds of the 10 3/8% Seven Year Notes will be used primarily by EBC's subsidiaries for the construction and launch of additional satellites, strategic acquisitions and other general working capital purposes. As discussed in Note 1, the actual EDBS Exchange Offer has not occurred. However, for accounting purposes, EDBS recorded indebtedness in an amount equal to the outstanding principal balance of the 10 3/8% Seven Year Notes.

         The indenture related to the 10 3/8% Seven Year Notes (the "10 3/8% Seven Year Notes Indenture") contains certain restrictive covenants that generally do not impose material limitations on EBC. Subject to certain limitations, the 10 3/8% Seven Year Notes Indenture permits EBC to incur additional indebtedness, including secured and unsecured indebtedness that ranks on parity with the 10 3/8% Seven Year Notes. Any secured indebtedness will, as to the collateral securing such indebtedness, be effectively senior to the 10 3/8% Seven Year Notes to the extent of such collateral.

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

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 10 3/8% Seven Year Notes are not redeemable at EBC's option prior to October 1, 2004. Thereafter, the 10 3/8% Seven Year Notes will be subject to redemption, at EBC's option, in whole or in part, at redemption prices decreasing from 105.188% during the year commencing October 1, 2004 to 100% on or after October 1, 2006, together with accrued and unpaid interest thereon to the redemption date.

         In the event of a change of control, as defined in the 10 3/8% Seven Year Notes Indenture, EBC will be required to make an offer to repurchase all or any part of a holder's 10 3/8% Seven Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


9 1/8% Seven Year Notes

         On December 28, 2001, EDBS sold $700 million principal amount of the 9 1/8% Seven Year Notes. Interest accrues at an annual rate of 9 1/8% and is payable semi-annually in cash, in arrears on January 15 and July 15 of each year, commencing July 15, 2002. EDBS used the net proceeds of the 9 1/8% Seven Year Notes to repay amounts owed to ECC. ECC intends to use these amounts for one or more of the following: 1) to provide a portion of the financing for the proposed merger of EchoStar with Hughes Electronics Corporation, 2) if EchoStar does not consummate the merger, to provide a portion of the financing for the acquisition by EchoStar of Hughes' approximately 81% interest in PanAmSat Corporation, and 3) the construction, launch and insurance of additional satellites, strategic acquisitions and other general corporate purposes.

         The 9 1/8% Seven Year Notes are guaranteed by substantially all subsidiaries of EDBS on a senior basis. The 9 1/8% Seven Year Notes are general unsecured senior obligations which:

         o        rank senior with all of EDBS' future subordinated debt; and

         o rank junior to any of EDBS' secured debt to the extent of the value of the assets securing such debt.

         Except under certain circumstances requiring prepayment premiums, and in other limited circumstances, the 9 1/8% Seven Year Notes are not redeemable at EDBS' option prior to January 15, 2006. Thereafter, the 9 1/8% Seven Year Notes will be subject to redemption, at EDBS' option, in whole or in part, at redemption prices decreasing from 104.563% during the year commencing January 15, 2006 to 100% on or after January 15, 2008, together with accrued and unpaid interest thereon to the redemption date.

         The indenture related to the 9 1/8% Seven Year Notes (the "9 1/8% Seven Year Notes Indenture") contains restrictive covenants that, among other things, impose limitations on the ability of EDBS and its restricted subsidiaries to:

         o incur additional indebtedness or enter into sale and leaseback transactions;

         o pay dividends or make distribution on EDBS' capital stock or repurchase EDBS' capital stock;

         o        make certain investments;

         o        create liens;

         o        enter into transactions with affiliates;

         o        merge or consolidate with another company; and

         o        transfer and sell assets

         In the event of a change of control, as defined in the 9 1/8% Seven Year Notes Indenture, EDBS will be required to make an offer to repurchase all or any part of a holder's 9 1/8% Seven Year Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Mortgages and Other Notes Payable

         Mortgages and other notes payable consists of the following (in thousands):

                                                                                            DECEMBER 31,
                                                                                        --------------------
                                                                                          2000        2001
                                                                                        --------    --------
8.25% note payable for satellite vendor financing for EchoStar I due in equal monthly
  installment $722, including interest, through February 2001 .......................   $  2,137    $     --
8.25% note payable for satellite vendor financing for EchoStar II due in equal
  monthly installments of $562, including interest, through November 2001 ...........      5,930          --
8.25% note payable for satellite vendor financing for EchoStar III due in
  equal monthly installments of $294, including interest, through October 2002 ......      5,978       2,829
8.25% note payable for satellite vendor financing for EchoStar IV due upon
  resolution of satellite insurance claim (Note 3) ..................................     11,327      11,327
Mortgages and other unsecured notes payable due in installments through
  November 2009 with interest rates ranging from 4% to 10% ..........................      5,914       4,865
                                                                                        --------    --------
Total ...............................................................................     31,286      19,021
Less current portion ................................................................    (19,642)    (13,444)
                                                                                        --------    --------
Mortgages and other notes payable, net of current portion ...........................   $ 11,644    $  5,577
                                                                                        ========    ========

         Future maturities of the Company's outstanding long-term debt are summarized as follows (in thousands):

                                                                       DECEMBER 31,
                                 ----------------------------------------------------------------------------------------
                                    2002         2003         2004         2005         2006      THEREAFTER      TOTAL
                                 ----------   ----------   ----------   ----------   ----------   ----------   ----------

9 1/4% Seven Year Notes ......   $       --   $       --   $       --   $       --   $  375,000   $       --   $  375,000
9 3/8% Ten Year Notes ........           --           --           --           --           --    1,625,000    1,625,000
10 3/8% Seven Year Notes .....           --           --           --           --           --    1,000,000    1,000,000
9 1/8% Seven Year Notes ......           --           --           --           --           --      700,000      700,000
Mortgages and Other Notes
   Payable ...................       13,444        1,911          655          696          739        1,576       19,021
                                 ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total ........................   $   13,444   $    1,911   $      655   $      696   $  375,739   $3,326,576   $3,719,021
                                 ==========   ==========   ==========   ==========   ==========   ==========   ==========

Satellite Vendor Financing

         The purchase price for satellites is required to be paid in progress payments, some of which are non-contingent payments that are deferred until after the respective satellites are in orbit (satellite vendor financing). The Company utilized $36 million, $28 million, $14 million and $13 million of satellite vendor financing for EchoStar I, EchoStar II, EchoStar III and EchoStar IV, respectively. The satellite vendor financings for both EchoStar III, EchoStar IV and EchoStar VII are secured by an ECC corporate guarantee.

5.    INCOME TAXES

         As of December 31, 2001, the Company had net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $2.122 billion. The NOLs will begin to expire in the year 2012. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," ("FAS No. 109") requires that the potential future tax benefit of NOLs be recorded as an asset. FAS No. 109 also requires that deferred tax assets and liabilities be recorded for the estimated future tax effects of temporary differences between the tax basis and book value of assets and liabilities. Deferred tax assets are offset by a valuation allowance to the extent it is considered more likely than not that the benefits of such assets will not be realized.

         In 2001, the Company increased its valuation allowance sufficient to offset net deferred tax assets arising during the year except for the deferred tax asset related to federal alternative minimum income tax, which has an indefinite life. Realization of net deferred tax assets is not assured and is principally dependent on generating future

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


taxable income prior to expiration of the NOLs. Management believes existing net deferred tax assets in excess of the valuation allowance will, more likely than not, be realized. The Company continuously reviews the adequacy of its valuation allowance. Future decreases to the valuation allowance will be made only as changed circumstances indicate that it is more likely than not that the additional benefits will be realized. Any future adjustments to the valuation allowance will be recognized in EchoStar's provision for income taxes.

         The temporary difference, which give rise to deferred tax assets and liabilities as of December 31, 2000 and 2001, are as follows (in thousands):

                                                       DECEMBER 31,
                                                --------------------------
                                                    2000           2001
                                                -----------    -----------

Current deferred tax assets:
  Accrued royalties .........................   $    36,425    $    47,217
  Inventory reserves and cost methods .......         3,928          5,326
  Accrued expenses ..........................        37,698         46,297
  Allowance for doubtful accounts ...........         7,473          3,231
  Reserve for warranty costs ................            79            243
                                                -----------    -----------
Total current deferred tax assets ...........        85,603        102,314
Gross current deferred tax assets ...........        85,603        102,314
Valuation allowance .........................       (72,105)       (82,275)
                                                -----------    -----------
Net current deferred tax assets .............        13,498         20,039
Noncurrent deferred tax assets:
  General business and foreign tax credits ..         2,504          3,904
  Net operating loss carryforwards ..........       796,063        774,759
  Incentive plan stock compensation .........        38,509         44,393
  Other .....................................        23,935         39,470
                                                -----------    -----------
Total noncurrent deferred tax assets ........       861,011        862,526
Noncurrent deferred tax liabilities:
  Depreciation ..............................       (80,861)      (118,929)
  Other .....................................        (1,057)        (1,300)
                                                -----------    -----------
Total noncurrent deferred tax liabilities ...       (81,918)      (120,229)
Gross deferred tax assets ...................       779,093        742,297
                                                -----------    -----------
Valuation allowance .........................      (725,244)      (693,589)
Net noncurrent deferred tax assets ..........        53,849         48,708
                                                -----------    -----------
Net deferred tax assets .....................   $    67,347    $    68,747
                                                ===========    ===========

         The components of the benefit from (provision for) income taxes are as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              1999        2000          2001
                                                           ---------    ---------    ---------

         Current benefit (provision):
           Federal .....................................   $      --    $      --    $  (1,400)
           State .......................................         (46)         (35)        (860)
           Foreign .....................................         (85)         (90)          14
                                                           ---------    ---------    ---------
                                                                (131)        (125)      (2,246)
         Deferred benefit:
           Federal .....................................     285,724      235,171        5,468
           State .......................................      27,720       27,277      (25,552)
           (Increase) decrease in valuation allowance ..    (313,444)    (262,448)      21,484
                                                           ---------    ---------    ---------
                                                                  --           --        1,400
                                                           ---------    ---------    ---------
              Total benefit (provision) ................   $    (131)   $    (125)   $    (846)
                                                           =========    =========    =========

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The actual tax benefit (provision) for 1999, 2000 and 2001 are reconciled to the amounts computed by applying the statutory Federal tax rate to income before taxes as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                             1999            2000           2001
                                                           ----------     ----------     ----------

Statutory rate .........................................         35.0%          35.0%          35.0%
State income taxes, net of Federal benefit .............          2.3            2.9           (3.2)
Employee stock option exercise and sale ................           --            3.4           26.8
Cumulative effect of change in effective tax rate ......           --             --         (222.5)
Non-deductible interest expense ........................         (0.3)            --             --
License amortization ...................................           --             --          (23.1)
Other ..................................................          1.5            1.6           (5.3)
(Increase) decrease in valuation allowance .............        (38.5)         (42.9)         185.0
                                                           ----------     ----------     ----------
Total provision for income taxes .......................          --%            --%           (7.3)%
                                                           ==========     ==========     ==========

Deferred Tax Assets

         Net deferred tax assets of approximately $69 million and $67 million as of December 31, 2001 and 2000, respectively, have remained substantially unchanged on EchoStar's balance sheet since 1996. Additional deferred tax assets of approximately $844 million generated since 1996 have been substantially offset by adjustments to EchoStar's valuation allowance. EchoStar expects to generate taxable income in the future, but the timing and amount of that taxable income is uncertain and EchoStar does not believe the criteria for recognition of additional tax benefits are presently satisfied. EchoStar needs to generate future taxable income of approximately $190 million to realize the benefit of the net deferred tax assets recognized and EchoStar continues to believe it is more likely than not that the assets it has recorded will be realized. EchoStar expects to adjust the valuation allowance in the future when the timing and amount of additional future taxable income becomes more certain. If it is determined at some point in the future that any or all of previously reserved deferred tax assets are more likely than not realizable, significant deferred income tax benefits will need to be recorded and such benefits may be material.

Internal Revenue Service Proposed Adjustment

         During 2001, the Internal Revenue Service conducted an audit of EchoStar's consolidated federal income tax returns for the years 1997, 1998, and 1999. As a result of this review, the IRS' position is that certain subscriber acquisition costs deducted by EchoStar in those years should instead be capitalized and amortized over a period of five years. EchoStar does not agree with this proposed adjustment and has initiated an appeal of the agent's position. At this time, the ultimate resolution of this dispute is uncertain. If EchoStar's arguments for deductibility are unsuccessful and EchoStar is required to capitalize and amortize these costs over five years, the federal net operating losses ("NOLs") available to EchoStar at December 31, 2001 could be reduced by as much as $1.7 billion. Such an outcome would not materially alter EchoStar's ultimate tax obligations but could significantly accelerate the timing of when it would be required to begin making material current income tax payments. EchoStar would also incur a cumulative alternative minimum tax liability for the years 1998, 2000, and 2001 totaling approximately $7 million. Any reduction in NOLs and the resulting alternative minimum tax liability would be offset by corresponding deferred tax assets related to the unamortized capitalized cost and the future credit for the alternative minimum taxes paid which may be carried forward indefinitely. EchoStar intends to vigorously defend its position that EchoStar will be able to continue its current policy of deducting subscriber acquisition costs as incurred for tax purposes. However, as of December 31, 2001, the outcome is uncertain.

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6.   STOCK COMPENSATION PLANS

Stock Incentive Plan

         In April 1994, EchoStar adopted a stock incentive plan to provide incentive to attract and retain officers, directors and key employees. EchoStar currently has reserved up to 80 million shares of its class A common stock for granting awards under its 1995 Stock Incentive Plan and an additional 80 million shares of its class A common stock for granting awards under its 1999 Stock Incentive Plan. In general, stock options granted through December 31, 2001 have included exercise prices not less than the fair market value of EchoStar's class A common stock at the date of grant, and vest, as determined by EchoStar's Board of Directors, generally at the rate of 20% per year.

         During 1999, EchoStar adopted the 1999 Incentive Plan which provided certain key employees a contingent incentive including stock options and cash. The payment of these incentives was contingent upon the achievement of certain financial and other goals of EchoStar. EchoStar met certain of these goals during 1999. Accordingly, in 1999, EchoStar recorded approximately $179 million of deferred compensation related to post-grant appreciation of options to purchase approximately 4.2 million shares, granted pursuant to the 1999 Incentive Plan. The related deferred compensation will be recognized over the five-year vesting period. During the year ended December 31, 1999, 2000 and 2001, EchoStar recognized expense of $61 million, $51 million and $20 million, respectively, under the 1999 Incentive Plan. The remaining deferred compensation of $25 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

         Options to purchase an additional 9.7 million shares are outstanding as of December 31, 2001 and were granted at fair market value during 1999, 2000 and 2001 pursuant to a Long Term Incentive Plan. The weighted-average exercise price of these options is $9.04. Vesting of these options is contingent on meeting certain longer-term goals, which may be met upon the consummation of the proposed merger with Hughes. However, as the achievement of these goals cannot be reasonably predicted through December 31, 2001, no compensation was recorded during 1999, 2000 and 2001 related to these long-term options. EchoStar will continue to evaluate the likelihood of achieving these long-term goals and will record the related compensation at the time achievement of these goals becomes probable. Such compensation, if recorded, could result in material non-cash stock-based compensation expense in EchoStar's statements of operations.

         A summary of EchoStar's incentive stock option activity for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                             1999                         2000                        2001
                                    ------------------------    -------------------------    ------------------------
                                      OPTIONS    WEIGHTED-AVERAGE OPTIONS    WEIGHTED-AVERAGE  OPTIONS    WEIGHTED-AVERAGE
                                                 EXERCISE                     EXERCISE                    EXERCISE
                                                   PRICE                        PRICE                       PRICE
                                    ------------ -----------    ------------ ------------    ------------ -----------

Options outstanding, beginning of
   year .........................    11,576,120    $      2.04    27,843,640    $      6.26    25,117,893    $     10.81
Granted .........................    20,847,712           7.71     2,942,000          51.56       867,500          37.30
Exercised .......................    (3,808,114)          1.84    (3,591,209)          3.05    (1,579,324)          5.17
Forfeited .......................      (772,078)          4.92    (2,076,538)         20.78    (1,658,476)         10.86
                                    -----------    -----------   -----------    -----------   -----------    -----------
Options outstanding, end of year     27,843,640    $      6.26    25,117,893    $     10.81    22,747,593    $     13.18
                                    ===========    ===========   ===========    ===========   ===========    ===========
Exercisable at end of year ......     2,755,432    $      1.86     2,911,256    $      5.49     4,701,357    $     10.77
                                    ===========    ===========   ===========    ===========   ===========    ===========


                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



         Exercise prices for options outstanding as of December 31, 2001 are as follows:

                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       ------------------------------------------------------ -- -----------------------------------
      RANGE OF              NUMBER           WEIGHTED-                         NUMBER
                         OUTSTANDING         AVERAGE                         EXERCISABLE
                            AS OF            REMAINING       WEIGHTED-          AS OF           WEIGHTED-
                         DECEMBER 31,       CONTRACTUAL      AVERAGE          DECEMBER 31,      AVERAGE
   EXERCISE PRICES          2001               LIFE       EXERCISE PRICE         2001        EXERCISE PRICE
--------------------   ---------------  ----------------  --------------   ----------------  ---------------

$ 1.167   -  $ 2.750         3,294,790              4.48   $        2.21          2,174,862   $         2.14
 3.000    -    3.434           148,904              5.69            3.01             35,704             3.05
 5.486    -    6.600        12,221,723              7.08            6.01          1,216,399             6.02
 10.203   -   19.180         3,060,976              6.81           13.75            570,392            12.33
 22.703   -   27.688           608,200              8.41           23.42             91,400            22.71
 32.420   -   39.500         1,818,000              7.32           35.50            272,000            34.30
 48.750   -   52.750           442,000              8.11           49.31            126,000            48.94
 60.125   -   79.000         1,153,000              8.42           65.90            214,600            64.93
--------------------   ---------------  ----------------  --------------   ----------------  ---------------
$ 1.1667  - $ 79.000        22,747,593*             6.80  $        13.18          4,701,357  $         10.77
====================   ===============  ================  ==============  ================   ===============

         * This amount includes 9.7 million shares outstanding pursuant to the Long Term Incentive Plan.

Accounting for Stock-Based Compensation

         EchoStar has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, EchoStar generally does not recognize compensation expense on the issuance of stock under its Stock Incentive Plan because the option terms are typically fixed and typically the exercise price equals or exceeds the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, "Accounting and Disclosure of Stock-Based Compensation," ("FAS No. 123") which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. EchoStar elected to not adopt FAS No. 123 for expense recognition purposes.

         Pro forma information regarding net income and earnings per share is required by FAS No. 123 and has been determined as if EchoStar had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1999        2000        2001
                                                           --------    --------    --------

Risk-free interest rate ................................      5.38%        6.19%        4.94%
Volatility factor ......................................        76%          98%          64%
Dividend yield .........................................      0.00%        0.00%        0.00%
Expected term of options ...............................   6 years      6 years      6 years
Weighted-average fair value of options granted..........  $   7.14     $  30.41     $  15.75


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

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


7. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

         During 1997, the Board of Directors and shareholders approved an employee stock purchase plan (the "ESPP"), effective beginning October 1, 1997. Under the ESPP, EchoStar is authorized to issue a total of 800,000 shares of class A common stock. Substantially all full-time employees who have been employed by EchoStar for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase capital stock of EchoStar under all stock purchase plans of EchoStar at a rate which would exceed $25,000 in fair market value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the class A common stock on the last business day of each calendar quarter in which such shares of class A common stock are deemed sold to an employee under the ESPP. The ESPP shall terminate upon the first to occur of (i) October 1, 2007 or (ii) the date on which the ESPP is terminated by the Board of Directors. During 1999, 2000 and 2001, employees purchased approximately 44,000, 58,000 and 80,000 shares of class A common stock through the ESPP, respectively.

401(k) Employee Savings Plan

         EchoStar sponsors a 401(k) Employee Savings Plan (the "401(k) Plan") for eligible employees. Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution by EchoStar of $1,000 per employee. EchoStar also may make an annual discretionary contribution to the plan with approval by EchoStar's Board of Directors, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. EchoStar's cash contributions to the 401(k) Plan for matching contributions totaled $314,000 in 1999, $1.6 million in 2000 and $429,000 in 2001. Additionally, during 1999, EchoStar 520,000 shares of its class A common stock (fair value of approximately $3 million) to the 401(k) Plan related to its 1998 discretionary contribution. During 2000, EchoStar contributed 120,000 shares of its class A common stock (fair value of approximately $6 million) to the 401(k) Plan related to its 1999 discretionary contribution. During 2001, EchoStar contributed approximately $2 million in cash to the 401 (k) Plan related to its 2000 discretionary contribution and accrued approximately $6.7 million related to its 2002 discretionary contribution.

8.   OTHER COMMITMENTS AND CONTINGENCIES

Leases

         Future minimum lease payments under noncancelable operating leases as of December 31, 2001, are as follows (in thousands):


YEAR ENDING DECEMBER 31,
   2002.....................................................     $  11,918
   2003.....................................................        11,486
   2004.....................................................         9,551
   2005.....................................................         5,262
   2006.....................................................         1,623
   Thereafter...............................................         3,444
                                                                 ---------
      Total minimum lease payments..........................     $  43,284
                                                                 =========

         Total rental expense for operating leases approximated $4 million, $9 million and $14 million in 1999, 2000 and 2001, respectively.

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Purchase Commitments

         As of December 31, 2001, the Company's purchase commitments totaled approximately $79 million. The majority of these commitments relate to EchoStar receiver systems and related components. All of the purchases related to these commitments are expected to be made during 2002. The Company expects to finance these purchases from existing unrestricted cash balances and future cash flows generated from operations.

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

Fee Dispute

         EchoStar had a contingent fee arrangement with attorneys who represented EchoStar in prior litigation with The News Corporation, Ltd. The contingent fee arrangement provides for the attorneys to be paid a percentage of any net recovery obtained by EchoStar in the News Corporation litigation. The attorneys asserted that they might be entitled to receive payments totaling hundreds of millions of dollars under this fee arrangement. EchoStar consistently maintained that the demand significantly overstated the amount to which the attorneys might reasonably be entitled.

         During mid-1999, EchoStar initiated litigation against the attorneys in the Arapahoe County, Colorado, District Court arguing that the fee arrangement was void and unenforceable. In December 1999, the attorneys initiated an arbitration proceeding before the American Arbitration Association. The litigation was stayed while the arbitration proceeded. The arbitration hearing concluded on October 11, 2001. During the four week arbitration hearing, the attorneys presented a damage model for $56 million. EchoStar asserted even that amount significantly overstated the amount to which the attorneys might reasonably be entitled. During closing arguments, the attorneys presented a separate damage calculation for $111 million to the arbitration panel.

         On November 7, 2001, the arbitration panel awarded the attorneys approximately $40 million for its contingency fee under the fee agreement. In the award, the arbitration panel also dismissed EchoStar's claims against the attorneys that EchoStar had initiated in the Arapahoe County, Colorado, District Court. Pursuant to the award, approximately $8 million was to be paid within 30 days of the award with the balance to be paid in equal quarterly principal installments over four years, commencing February 1, 2002. Interest is to be paid at the prime rate (calculated as the average amount for each relevant year as published daily in the Wall Street Journal), compounded annually. As a result of this award, EchoStar recorded a charge of approximately $30 million during 2001.

         On November 30, 2001, EchoStar filed a motion to vacate the award on the following grounds: (1) the award as issued violates public policy and cannot be enforced; and (2) the Panel exceeded its authority under Colorado Revised Statutes Section 13-22-214(1)(a)(III). Alternatively, EchoStar requested that the Arapahoe County District Court modify the award to correct a calculation error. The attorneys have opposed EchoStar's motion to vacate. The motion remains pending before the District Court in Arapahoe County, Colorado. There can be no assurance that EchoStar will succeed in its effort to vacate or modify the arbitration award.

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

WIC Premium Television Ltd.

         During July 1998, a lawsuit was filed by WIC Premium Television Ltd., an Alberta corporation, in the Federal Court of Canada Trial Division, against General Instrument Corporation, HBO, Warner Communications, Inc., John Doe, Showtime, United States Satellite Broadcasting Company, Inc., EchoStar, and two of EchoStar's wholly-owned subsidiaries, Echosphere Corporation and Dish, Ltd. EchoStar Satellite Corporation, EchoStar DBS Corporation, EchoStar Technologies Corporation, and EchoStar Satellite Broadcast Corporation were subsequently added as defendants. The lawsuit seeks, among other things, interim and permanent injunctions prohibiting the defendants from activating receivers in Canada and from infringing any copyrights held by WIC.

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

         The Court in the Alberta action recently denied EchoStar's Motion to Dismiss, and EchoStar's appeal of such decision. The Court in the Federal action has stayed that case pending the outcome of the Alberta action. The case is now currently in discovery. EchoStar intends to vigorously defend the suit. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

         In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the U.S. District Court for the District of Colorado. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act ("SHVA") and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court. The case remains pending in Miami. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

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

         In December 1998, the networks filed a Motion for Preliminary Injunction against EchoStar in the Miami court, and asked the court to enjoin EchoStar from providing network programming except under limited

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


circumstances. A preliminary injunction hearing was held on September 21, 1999. In March 2000, the networks filed an emergency motion again asking the court to issue an injunction requiring EchoStar to turn off network programming to certain of its customers. At that time, the networks also argued that EchoStar's compliance procedures violate the Satellite Home Viewer Improvement Act ("SHVIA"). EchoStar opposed the networks' motion and again asked the court to hear live testimony before ruling upon the networks' injunction request.

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates with which it would be physically impossible to comply. The order imposes restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DirecTV and others). Some of those restrictions go beyond the statutory requirements imposed by the SHVA and the SHVIA. For these and other reasons EchoStar believes the Court's order is, among other things, fundamentally flawed, unconstitutional and should be overturned. However, it is very unusual for a Court of Appeals to overturn a lower court's order and there can be no assurance whatsoever that it will be overturned.

         On October 3, 2000, and again on October 25, 2000, the Court amended its original preliminary injunction order in an effort to fix some of the errors in the original order. The twice amended preliminary injunction order required EchoStar to shut off, by February 15, 2001, all subscribers who are ineligible to receive distant network programming under the court's order. EchoStar appealed the September 2000 preliminary injunction order and the October 3, 2000 amended preliminary injunction order. On November 22, 2000, the United States Court of Appeals for the Eleventh Circuit stayed the Florida Court's preliminary injunction order pending EchoStar's appeal. At that time, the Eleventh Circuit also expedited its consideration of EchoStar's appeal.

         Oral argument before the Eleventh Circuit was held on May 24, 2001. On September 17, 2001, the Eleventh Circuit vacated the District Court's nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar's First Amendment challenge to the SHVA. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit also found that the District Court came to the wrong legal conclusion concerning the grandfathering provision found in 17 U.S.C. Section 119(d); the Eleventh Circuit reversed the District Court's legal conclusion and instead found that this grandfathering provision allows subscribers who switch satellite carriers to continue to receive the distant network programming that they had been receiving. The Eleventh Circuit's order indicated that the matter was to be remanded to the District Court for an evidentiary hearing. On December 28, 2001, the Eleventh Circuit denied EchoStar's request for rehearing. The Eleventh Circuit issued its mandate on January 29, 2002, remanding the case to the Florida District Court. Echostar cannot predict when an evidentiary hearing will be set before the District Court or when a trial will be set before the District Court if the Networks withdraw their request for a preliminary injunction as they have indicated they will do when the case was remanded to the District Court.

         EchoStar is considering an appeal to the United States Supreme Court. If EchoStar decides to appeal, there is no guarantee that the United States Supreme Court will agree to hear any petition filed or that EchoStar's appeal will be heard before any evidentiary hearing or trial in the District Court.

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         If, after an evidentiary hearing or trial, the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to its other services. Management has determined that such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on EchoStar's business.

Gemstar

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 ("the '121 Patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. EchoStar will vigorously defend against this suit. On March 30, 2001, the court stayed the action pending resolution of the International Trade Commission matter discussed below.

         In December 2000, EchoStar filed suit against Gemstar - TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believes they are not infringed by any of EchoStar's products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other plaintiffs. In January 2002, Gemstar dropped the counterclaims of patent infringement.

         In February 2001, Gemstar filed patent infringement actions against us in District Court in Atlanta, Georgia and in the International Trade Commission ("ITC"). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the '121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. The North Carolina and Atlanta cases have been stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding Unites States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar's allegations of patent infringement and respondents' (EchoStar, SCI, Scientific Atlanta and Pioneer) allegations of patent misuse. A decision by the judge is expected by March 21, 2002 and a ruling by the full ITC is expected 60 days later. While the ITC cannot award damages, an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features EchoStar currently offers to consumers. EchoStar has examined the patents in dispute and believes they are not infringed by any of its products or services. EchoStar will vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents. EchoStar is providing a defense and indemnification to SCI in the ITC and Atlanta cases pursuant to the terms of their contract.

         During 2000, Superguide Corp. also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide seeks injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar.

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Gemstar has been added as a party to this case and is now asserting these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling was issued by the Court and in response to that ruling EchoStar has filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar has filed a motion for summary judgment of infringement with respect to the patents. EchoStar intends to vigorously defend this case and to press its patent misuse defenses.

         In the event it is ultimately determined that EchoStar infringes on any of the aforementioned patents EchoStar may be subject to substantial damages, including the potential for treble damages, and/or an injunction that could require EchoStar to materially modify certain user friendly electronic programming guide and related features it currently offers to consumers. It is too early to make an assessment of the probable outcome of the suits. See Note 13 for events occurring subsequent to date of Auditors' Report.

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in our favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. The parties have completed briefing and oral argument of post-trial motions. EchoStar intends to appeal any adverse decision and plaintiffs have indicated they may appeal as well. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

         A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. On September 24, 2001, EchoStar filed an answer denying all material allegations of the Complaint. On September 27, 2001, the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice in the event mediation does not resolve the dispute. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and to vigorously defend the lawsuit.

         A purported class action relating to the use of terms such as "crystal clear digital video," "CD-quality audio," and "on-screen program guide", and with respect to the number of channels available in various programming packages, has also been filed against EchoStar in the California State Superior Court for Los Angeles County by David Pritikin and by Consumer Advocates, a nonprofit unincorporated association. The complaint alleges breach of express warranty and violation of the California Consumer Legal Remedies Act, Civil Code Sections 1750, et. seq., and the California Business & Professions Code Sections 17500, 17200. EchoStar has filed an answer and the case is currently in discovery. Plaintiffs filed their Motion for Class Certification on January 21, 2002. EchoStar's response is due on March 7, 2002, and the Court will conduct a hearing on class certification in early May 2002. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar denies all liability and intends to vigorously defend the lawsuit. See Note 13 for events occurring subsequent to date of Auditors' Report.

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Retailer Class Actions

         EchoStar has been sued by retailers in three separate purported class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Courts to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

PrimeTime 24 Joint Venture

         PrimeTime 24 Joint Venture filed suit against EchoStar during September 1998 alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar's motion for summary judgment was granted with respect to PrimeTime 24's claim of interference with contractual relations and unfair competition. Plaintiff's motion for summary judgment was granted with respect to its approximate $10 million claim of breach of contract claim for fees during the period from May 1998 through July 19, 1998. It is too early to make an assessment of the probable outcome of the remainder of the litigation or to determine the extent of any additional potential liability or damages.

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

                                                                                               ECHOSTAR      OTHER          EBC
                                         DISH                        ALL                     CONSOLIDATED   ECHOSTAR        AND
                                        NETWORK        ETC          OTHER     ELIMINATIONS      TOTAL       ACTIVITY    SUBSIDIARIES
                                      -----------   -----------   ----------  ------------   ------------  -----------  ------------

YEAR ENDED DECEMBER 31, 1999
  Revenue ..........................  $ 1,390,074   $   160,276   $   53,876  $   (1,385)  $ 1,602,841   $     3,450   $ 1,606,291
  Depreciation and amortization ....       97,150         4,434       11,648          (4)      113,228        (3,197)      110,031
  Total expenses ...................    1,634,251       165,238      155,440      (4,997)    1,949,932         9,928     1,959,860
  EBITDA ...........................     (147,026)         (528)     (28,857)      3,608      (172,803)       (9,675)     (182,478)
  Interest income ..................       26,506             1          143        (471)       26,179       (13,613)       12,566
  Interest expense, net of
    amounts capitalized ............     (201,356)         (253)        (475)        471      (201,613)        5,223      (196,390)
  Income tax provision, net ........           --           (46)        (108)         --          (154)           23          (131)
  Net income (loss) ................     (765,925)      (31,883)       4,961          --      (792,847)        1,698      (791,149)

YEAR ENDED DECEMBER 31, 2000
  Revenue ..........................  $ 2,417,533   $   207,945   $   93,183  $   (3,441)  $ 2,715,220   $    (6,306)  $ 2,708,914
  Depreciation and amortization ....      160,910         5,338       19,108          --       185,356       (10,749)      174,607
  Total expenses ...................    2,755,965       197,073      194,363      (8,115)    3,139,286        (5,606)    3,133,680
  EBITDA ...........................     (177,522)       16,210      (30,607)      4,674      (187,245)      (11,449)     (198,694)
  Interest income ..................       79,724            --          340        (331)       79,733       (48,450)       31,283
  Interest expense, net of
    amounts capitalized ............     (267,650)         (233)        (438)        331      (267,990)       51,613      (216,377)
  Income tax benefit
    (provision), net ...............          (48)          (32)        (475)         --          (555)          430          (125)
  Net loss .........................     (703,229)         (155)      53,267        (209)     (650,326)       38,102      (612,224)

YEAR ENDED DECEMBER 31, 2001

  Revenue ..........................  $ 3,683,156   $   189,150   $  133,426  $   (4,594)  $ 4,001,138   $   (14,255)  $ 3,986,883
  Depreciation and amortization ....      243,810         6,682       28,160          --       278,652       (12,740)      265,912
  Total expenses ...................    3,273,670       188,699      331,061      (4,594)    3,788,836       (17,649)    3,771,187
  EBITDA ...........................      653,296         7,134     (149,303)         --       511,127        (9,346)      501,781
  Interest income ..................       96,372            --        1,571        (272)       97,671       (51,980)       45,691
  Interest expense, net of
    amounts capitalized ............     (370,331)         (211)      (1,095)        272      (371,365)       98,988      (272,377)
  Income tax benefit
    (provision), net ...............          (51)           --       (1,403)         --        (1,454)          608          (846)
  Net income (loss) ................     (231,053)       (7,478)      23,033          --      (215,498)      203,042       (12,456)

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Geographic Information (in thousands) and Transaction with Major Customers

                                        UNITED STATES            EUROPE              TOTAL
                                        -------------           --------         ------------

1999
Total revenue......................      $ 1,583,442            $ 22,849         $  1,606,291
Long-lived assets..................        2,033,142               3,099            2,036,241

2000
Total revenue......................     $  2,660,827            $ 48,087         $  2,708,914
Long-lived assets..................        2,180,536               3,546            2,184,082

2001
Total revenue......................     $  3,889,352            $ 97,531         $  3,986,883
Long-lived assets..................        2,555,886               4,879            2,560,765

         Revenues are attributed to geographic regions based upon the location from which the sale originated. United States revenue includes transactions made to both United States and International customers. Europe revenue includes transactions made customers in Europe, Africa and the Middle East. During the years ended December 31, 1999, 2000 and 2001, United States revenue included export sales to two international customers which totaled $126 million, $187 million and $176 million, respectively. These international sales accounted for approximately 8%, 7% and 4% of EchoStar's total revenue during each of the three years ended December 31, 2001, respectively. Revenues from these customers are included within the EchoStar Technologies Corporation business unit.


10.  VALUATION AND QUALIFYING ACCOUNTS

         The Company's valuation and qualifying accounts as of December 31, 1999, 2000 and 2001 are as follows (in thousands):

                                                  BALANCE AT    CHARGED TO
                                                 BEGINNING OF    COSTS AND                     BALANCE AT
                                                    YEAR         EXPENSES       DEDUCTIONS     END OF YEAR
                                                 ------------   ------------   ------------    ------------
YEAR ENDED DECEMBER 31, 1999:
  Assets:
    Allowance for doubtful accounts ..........   $      2,996   $     23,481   $    (13,368)   $     13,109
    Reserve for inventory ....................          5,181          1,718         (3,019)          3,880
  Liabilities:
    Reserve for warranty costs and other .....            275             --            (65)            210

YEAR ENDED DECEMBER 31, 2000:
  Assets:
    Allowance for doubtful accounts ..........   $     13,109   $     45,091   $    (38,266)   $     19,934
    Reserve for inventory ....................          3,880          6,357           (395)          9,842
  Liabilities:
    Reserve for warranty costs and other .....            210             --             --             210

YEAR ENDED DECEMBER 31, 2001:
  Assets:
    Allowance for doubtful accounts ..........   $     19,934   $     59,076   $    (70,162)   $      8,848
    Reserve for inventory ....................          9,842         12,174         (8,829)         13,187
  Liabilities:
    Reserve for warranty costs and other .....            210            773           (316)            667

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The Company's quarterly unaudited results of operations are summarized as follows (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED
                                    --------------------------------------------------------
                                      MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                    -----------    -----------   ------------    -----------
                                                           (Unaudited)
Year Ended December 31, 2000:
  Total revenue .................   $   568,058    $   642,199    $   694,227    $   804,430
  Operating loss ................      (145,456)       (90,115)       (82,731)      (106,464)
  Net loss ......................      (191,183)      (137,931)      (128,952)      (154,158)

Year Ended December 31, 2001:
  Total revenue .................   $   858,306    $   962,600    $ 1,019,335    $ 1,146,642
  Operating income (loss) .......       (12,462)        67,184         77,496         83,478
  Net income (loss) .............       (66,182)        13,089         19,089         21,548

12.  SUBSEQUENT EVENTS

EchoStar III

         During January 2002, a transponder pair on EchoStar III failed, resulting in a temporary interruption of service. The operation of the satellite was quickly restored. Including the five transponders pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of twelve transponders on the satellite to date. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. In addition, EchoStar is only licensed by the FCC to operate 11 transponders at the 61.5 degree orbital location (together with an additional six leased transponders).

EchoStar VII

         EchoStar VII was launched on February 21, 2002 from Cape Canaveral, Florida. EchoStar VII will be tested at the 129 degree orbital location and will then be moved to the 119 degree orbital location for commercial service. Assuming successful completion of in-orbit testing, EchoStar VII is expected to commence commercial service at the 119 degree orbital location during the second quarter of 2002. EchoStar VII is planned to replace the capacity of the EchoStar IV satellite, which has experienced a series of anomalies materially impacting its functionality. Operating from the 119 degree orbital location, EchoStar VII, assuming successful completion of in-orbit testing, will also provide local channels by satellite to consumers in Alaska and Hawaii. EchoStar VII, together with EchoStar VIII which is expected to launch this summer, will also improve spectrum efficiency, enhance the quality of video channels for all DISH Network customers, provide a broader array of programming choices to consumers in Alaska and Hawaii, and increase in-orbit backup capacity.

13.  EVENTS OCCURRING SUBSEQUENT TO DATE OF AUDITORS' REPORT

Matters Pertaining to Arthur Andersen

         The Company's independent certified public accountants, Arthur Andersen, has informed the Company that on March 14, 2002, it was indicted on federal obstruction of justice charges arising from the government's investigation of Enron. Arthur Andersen has indicated that it intends to contest vigorously the indictment. EchoStar's Audit Committee has been carefully monitoring this situation. As a public company, the Company is required to file with the SEC periodic financial statements audited or reviewed by an independent, certified public accountant. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representation to its

                         ECHOSTAR BROADBAND CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

clients. The Company's access to the capital markets and its ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to the Company or if for any other reason Arthur Andersen is unable to perform required audit-related services for the Company. In such a case, the Company would promptly seek to engage new independent certified public accountants or take such other actions as may be necessary to enable the Company to maintain access to the capital markets and timely financial reporting.

Gemstar

         Subsequent to the date of the auditors' report, the United States District Court for the District of Colorado denied GemStar's Motion to Dismiss EchoStar's antitrust claims related to its antitrust suit against Gemstar.

         In addition, on March 19, 2002, the ITC administrative judge extended the date by which he would issue an initial violation determination in the Gemstar alleged patent infringement case from March 21, 2002 to June 21, 2002. A final ruling by the full ITC is now expected on or about September 23, 2002.

California Actions

         On March 11, 2002, the purported class action filed against EchoStar in the California State Superior Court for Alameda County by Andrew A. Werby was mediated. Mediation will continue until March 27, 2002.

         In addition, subsequent to the date of the auditors' report, EchoStar filed its opposition to the purported class action filed against EchoStar in the California State Superior Court for Los Angeles County by David Pritikin and by Consumer Advocates.

                                 EXHIBIT INDEX

   Exhibit No.     Description
   -----------     -----------
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

      4.1*         Indenture relating to the EchoStar DBS Corporation 9 1/4%
                   Senior Notes ("Seven Year Notes"), dated as of January 25,
                   1999, by and among EDBS, the Guarantors and U.S. Bank Trust
                   National Association, as trustee.(incorporated by reference to Exhibit 4.1 to EDBS' Registration Statement on Form S-4,
                   Registration No. 333-71345).

      4.2*         Indenture relating to the EchoStar DBS Corporation 9 3/8%
                   Senior Notes ("Ten Year Notes"), dated as of January 25,
                   1999, by and among EDBS, the Guarantors and U.S. Bank Trust
                   National Association, as trustee. (incorporated by reference to Exhibit 4.3 to EDBS' Registration Statement on Form S-4,
                   Registration No. 333-71345).

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

      4.5*         Indenture relating to the EchoStar Broadband Corporation 10
                   3/8% Senior Notes due 2007, dated as of September 25, 2000, between the Company and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2000, Commission File No.0-26176).

                                 EXHIBIT INDEX

   Exhibit No.     Description
   -----------     -----------
      4.6*         Registration Rights Agreement relating to the EchoStar
                   Broadband Corporation 10 3/8% Senior Notes due 2007, dated as of September 25, 2000, by and among the Company, Donaldson,
                   Lufkin & Jenrette Securities Corporation, Banc of America
                   Securities LLC, Credit Suisse First Boston Corporation and
                   ING Barings LLC (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended September 30, 2000, Commission File No.0-26176).

      4.7*         Indenture, relating to the EchoStar DBS Corporation 9 1/8%
                   Senior Notes Due 2009, dated as of December 28, 2001 between
                   EchoStar DBS Corporation and U.S. Bank Trust National
                   Association, as Trustee (incorporated by reference to Exhibit
                   4.17 to the Annual Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).

      4.8*         Registration Rights Agreement, relating to the EchoStar DBS
                   Corporation 9 1/8% Senior Notes Due 2009, dated as of
                   December 28, 2001, by and among EchoStar DBS Corporation and
                   Deutsche Banc Alex. Brown, Inc., Credit Suisse First Boston
                   Corporation, Lehman Brothers Inc. and UBS Warburg LLC
                   (incorporated by reference to Exhibit 4.18 to the Annual
                   Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).

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
                   0-26176).

                                 EXHIBIT INDEX

   Exhibit No.     Description
   -----------     -----------
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

      10.18* Satellite Construction Contract dated as of January 27, 2000, between EchoStar Orbital Corporation and Lockheed Martin
                   Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

      10.19* Satellite Construction Contract dated as of February 4, 2000, between EchoStar Orbital Corporation and Space Systems/Loral
                   Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

      10.20*       Satellite Construction Contract dated as of February 22,
                   2000, between EchoStar Orbital Corporation and Space
                   Systems/Loral Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

      10.21*       Agreement dated as of February 22, 2000, between EchoStar
                   Orbital Corporation and Loral Skynet, a division of Loral
                   SpaceCom Corporation (incorporated by reference to Exhibit
                   10.4 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2000, Commission File No.0-26176).

      10.22*       Contract for Launch Services, dated January 31, 2001, between
                   Lockheed Martin's International Launch Services and EchoStar
                   Orbital Corporation (incorporated by reference to Exhibit
                   10.1 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended March 31, 2001, Commission File No.0-26176).

      10.23*       Modification Nos. 1-7 to the Satellite Contract (EchoStar VII
                   - 119 degree West Longitude) dated January 27, 2000, between
                   Lockheed Martin Corporation and EchoStar Orbital Corporation
                   (incorporated by reference to Exhibit 10.1 to the Quarterly
                   Report on Form 10-Q of EchoStar for the quarter ended June
                   30, 2001, Commission File No.0-26176).

                                 EXHIBIT INDEX

   Exhibit No.     Description
   -----------     -----------
      10.24*       Amended and Restated Contract dated February 1, 2001, between
                   EchoStar Orbital Corporation and Space Systems/Loral, Inc.,
                   EchoStar VIII Satellite Program (110 degree West Longitude)
                   (incorporated by reference to Exhibit 10.2 to the Quarterly
                   Report on Form 10-Q of EchoStar for the quarter ended June
                   30, 2001, Commission File No.0-26176).

      10.25* Amendment No. 1 to the Contract dated February 22, 2000, between EchoStar Orbital Corporation and Space Systems/Loral
                   Inc., EchoStar IX Satellite Program (121 degree West
                   Longitude) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar for the quarter ended June 30, 2001, Commission File No.0-26176).

      10.26*       Modification No. 8 to the Satellite Contract (EchoStar VII -
                   119 degree West Longitude) dated October 12, 2001, between
                   Lockheed Martin Corporation and EchoStar Orbital Corporation
                   (incorporated by reference to Exhibit 10.33 to the Annual
                   Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).

      10.27*       Modification No. 9 to the Satellite Contract (EchoStar VII -
                   119 degree West Longitude) dated October 16, 2001, between
                   Lockheed Martin Corporation and EchoStar Orbital Corporation
                   (incorporated by reference to Exhibit 10.34 to the Annual
                   Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).

      10.28* Contract amendment No.1 to the EchoStar VIII contract between EchoStar Orbital Corporation and Space Systems/Loral, Inc., dated October 19, 2001 (incorporated by reference to Exhibit
                   10.35 to the Annual Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).

      10.29*       Modification No. 10 to the Satellite Contract (EchoStar VII -
                   119 degree West Longitude) dated December 12, 2001, between
                   Lockheed Martin Corporation and EchoStar Orbital Corporation
                   (incorporated by reference to Exhibit 10.36 to the Annual
                   Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).

      99.1+        Letter regarding representation of Arthur Andersen LLP.

-------------------

*    Incorporated by reference.

**   Constitutes a management contract or compensatory plan or arrangement.

+    Filed herewith.