Form 10-Q
period 2002-03-31
ECHOSTAR BROADBAND CORP
filed 2002-05-03
CIK 1130429

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             --------------------

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         AS OF MAY 3, 2002, REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
             December 31, 2001 and March 31, 2002 (Unaudited)...............................................      1

         Condensed Consolidated Statements of Operations for the
             three months ended March 31, 2001 and 2002 (Unaudited).........................................      2

         Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 2001 and 2002 (Unaudited).........................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................      4

Item 2.  Management's Narrative Analysis of Results of Operations...........................................     15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................     20


                                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................     22

Item 2.  Changes in Securities and Use of Proceeds..........................................................      *

Item 3.  Defaults Upon Senior Securities....................................................................      *

Item 4.  Submission of Matters to a Vote of Security Holders................................................      *

Item 5.  Other Information..................................................................................   None

Item 6.  Exhibits and Reports on Form 8-K...................................................................     27




----------------
* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

                         ECHOSTAR BROADBAND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                  DECEMBER 31,       MARCH 31,
                                                                                      2001              2002
                                                                                  ------------      -----------
ASSETS                                                                                              (Unaudited)
Current Assets:
   Cash and cash equivalents.................................................     $  457,163        $  406,803
   Marketable investment securities..........................................        324,072           434,701
   Trade accounts receivable, net of allowance for uncollectible accounts of
      $8,848 and $7,697, respectively........................................        313,600           287,630
   Insurance receivable......................................................        106,000           106,000
   Inventories...............................................................        189,665           175,951
   Other current assets......................................................         37,887            43,912
                                                                                  ----------        ----------
Total current assets.........................................................      1,428,387         1,454,997
Cash reserved for satellite insurance (Note 5)...............................        122,068           175,598
Property and equipment, net..................................................      1,864,523         1,902,811
FCC authorizations, net......................................................        696,242           696,242
Other noncurrent assets......................................................         92,005            86,816
                                                                                  ----------        ----------
     Total assets............................................................     $4,203,225        $4,316,464
                                                                                  ==========        ==========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
   Trade accounts payable....................................................     $  251,495        $  235,491
   Deferred revenue..........................................................        356,902           379,271
   Accrued expenses..........................................................        791,115           856,164
   Advances from affiliates, net.............................................             58                 -
   Current portion of long-term debt.........................................         13,444            13,453
                                                                                  ----------        ----------
Total current liabilities....................................................      1,413,014         1,484,379

Long-term obligations, net of current portion:
   9 1/4% Seven Year Notes...................................................        375,000           375,000
   9 3/8% Ten Year Notes.....................................................      1,625,000         1,625,000
   10 3/8%  Seven Year Notes.................................................      1,000,000         1,000,000
   9 1/8% Seven Year Notes...................................................        700,000           700,000
   Mortgages and other notes payable, net of current portion.................          5,577            20,423
   Long-term deferred distribution and carriage revenue and other long-term
    liabilities..............................................................        102,454           104,899
                                                                                  ----------        ----------
Total long-term obligations, net of current portion..........................      3,808,031         3,825,322
                                                                                  ----------        ----------
     Total liabilities.......................................................      5,221,045         5,309,701

Commitments and Contingencies (Note 6)

Stockholder's Deficit:
   Common Stock, $.01 par value, 1,000 shares authorized, issued and
   outstanding...............................................................              -                 -
   Additional paid-in capital................................................      1,427,689         1,424,611
   Deferred stock-based compensation.........................................        (25,456)          (20,712)
   Accumulated other comprehensive income....................................         (2,335)           (1,435)
   Accumulated deficit.......................................................     (2,417,718)       (2,395,701)
                                                                                  ----------        ----------
Total stockholder's deficit..................................................     (1,017,820)         (993,237)
                                                                                  ----------        ----------
     Total liabilities and stockholder's deficit.............................     $4,203,225        $4,316,464
                                                                                  ==========        ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ECHOSTAR BROADBAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)






                                                                THREE MONTHS ENDED MARCH 31,
                                                               ------------------------------
                                                                  2001               2002
                                                               ----------         -----------
REVENUE:
   DISH Network:
     Subscription television services.....................     $  793,538         $1,014,632
     Other................................................          3,436              4,147
                                                               ----------         ----------
   Total DISH Network.....................................        796,974          1,018,779
   DTH equipment sales....................................         39,685             56,340
   Other..................................................         21,647             26,034
                                                               ----------         ----------
Total revenue.............................................        858,306          1,101,153

COSTS AND EXPENSES:
   DISH Network Operating Expenses:
     Subscriber-related expenses..........................        319,337            413,018
     Customer service center and other....................         64,783             82,851
     Satellite and transmission...........................          8,810             12,053
                                                               ----------         ----------
   Total DISH Network operating expenses..................        392,930            507,922
   Cost of sales - DTH equipment..........................         28,774             39,275
   Cost of sales - other..................................         13,676             14,692
   Marketing:
     Subscriber promotion subsidies - cost of sales
       (exclusive of depreciation included below).........        129,242            101,010
     Subscriber promotion subsidies - other...............        144,916            133,370
     Advertising and other................................         26,554             37,121
                                                               ----------         ----------
   Total marketing expenses...............................        300,712            271,501
   General and administrative.............................         71,715             86,450
   Non-cash, stock-based compensation......................         7,456              1,666
   Depreciation and amortization..........................         55,505             78,030
                                                               ----------         ----------
Total costs and expenses..................................        870,768            999,536
                                                               ----------         ----------

Operating income (loss)...................................        (12,462)           101,617

Other Income (Expense):
   Interest income........................................         17,153              6,284
   Interest expense.......................................        (70,172)           (82,137)
   Other..................................................           (701)            (3,452)
                                                               ----------         ----------
Total other income (expense)..............................        (53,720)           (79,305)
                                                               ----------         ----------

Income (loss) before income taxes.........................        (66,182)            22,312
Income tax provision, net.................................              -               (295)
                                                               ----------         ----------
Net income (loss).........................................     $  (66,182)        $   22,017
                                                               ==========         ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ECHOSTAR BROADBAND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                     2001            2002
                                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................     $ (66,182)      $  22,017
Adjustments to reconcile net loss to net cash flows from operating activities:
   Realized and unrealized loss (gain) on investments........................             -           2,436
   Deferred stock-based compensation recognized..............................         7,456           1,666
   Depreciation and amortization.............................................        55,505          78,030
   Amortization of debt discount and deferred financing costs................         1,164           1,504
   Change in long-term deferred distribution and carriage revenue and
   other long-term liabilities...............................................        19,645           2,445
   Other, net................................................................         1,350           3,480
   Changes in current assets and current liabilities.........................        66,807         106,767
                                                                                   --------        --------
Net cash flows from operating activities.....................................        85,745         218,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investment securities................................      (173,951)       (300,180)
Sales of marketable investment securities....................................       250,874         187,997
Purchases of property and equipment..........................................      (148,076)       (102,712)
Cash reserved for satellite insurance (Note 5)...............................             -         (59,680)
Change in cash reserved for satellite insurance due to depreciation on related
satellites (Note 5)..........................................................         4,098           6,150
                                                                                   --------        --------
Net cash flows from investing activities.....................................       (67,055)       (268,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Non-interest bearing advances from affiliates................................      (111,799)            (58)
Repayments of mortgage indebtedness and notes payable........................        (3,844)           (145)
Other........................................................................             -             (77)
                                                                                   --------        --------
Net cash flows from financing activities.....................................      (115,643)           (280)
                                                                                   --------        --------

Net decrease in cash and cash equivalents....................................       (96,953)        (50,360)
Cash and cash equivalents, beginning of period...............................       657,592         457,163
                                                                                   --------        --------
Cash and cash equivalents, end of period.....................................      $560,639       $ 406,803
                                                                                   ========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Forfeitures of deferred non-cash, stock-based compensation................     $     600       $  3,078
   Capitalized interest......................................................         4,177          8,740
   Satellite vendor financing................................................             -         15,000



     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ECHOSTAR BROADBAND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

     EchoStar Broadband Corporation ("EBC") is a wholly-owned subsidiary of EchoStar Communications Corporation ("ECC" and together with its subsidiaries "EchoStar"), a publicly traded company on the Nasdaq National Market. EchoStar DBS Corporation ("EDBS") is a wholly-owned subsidiary of EBC. Unless otherwise stated herein, or the context otherwise requires, references herein to EchoStar shall include ECC, EBC and all direct and indirect wholly-owned subsidiaries thereof. EBC's management refers readers of this Quarterly Report on Form 10-Q to EchoStar's Quarterly Report on Form 10-Q for the three months ended March 31, 2002. Substantially all of EchoStar's operations are conducted by subsidiaries of EBC. The operations of EchoStar include two interrelated business units (Note
7):

     o The DISH Network - a direct broadcast satellite ("DBS") subscription television service in the United States: and

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

Recent Developments

     As previously disclosed in EBC's Annual Report on Form 10-K for the year ended December 31, 2001, accounting rules required that EDBS record indebtedness at December 31, 2001 in an amount equal to the outstanding principal balance of the EBC 10 3/8% Seven Year Notes, with an offsetting charge to stockholder's equity. Pursuant to the agreement between EBC and EDBS related to this debt exchange, the aggregate benefit received by EDBS from the use of proceeds of the 10 3/8% Seven Year Notes is required to be equal to the aggregate principal balance of the 10 3/8% Seven Year Notes exchanged. EBC currently expects that EDBS will receive this benefit through contribution of the benefit of the EchoStar VII and EchoStar VIII satellites by EBC to EDBS. During the three months ended March 31, 2002, EBC transferred ownership of EchoStar VII to EDBS.


2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for

                         ECHOSTAR BROADBAND CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                                  (Unaudited)

the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Comprehensive Income (Loss)

         The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  ------------------------------
                                                                                      2001             2002
                                                                                  ------------------------------
                                                                                           (Unaudited)

Net loss........................................................................    $ (66,182)       $ 22,017
Unrealized holding losses on available-for-sale securities arising during period        2,755          (1,536)
Reclassification adjustment for impairment losses on available-for-sale
    securities included in net loss.............................................            -           2,436
                                                                                  ------------------------------
Comprehensive loss..............................................................    $ (63,427)       $ 22,917
                                                                                  ==============================

         Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the accumulated net unrealized gains (losses) on available-for-sale securities, net of deferred taxes.

New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, the Company adopted the provisions of FAS 142 and ceased amortization of goodwill and intangible assets with indefinite lives, including FCC authorizations. As a result of the application of FAS 142, amortization expense of $19 million associated with goodwill and intangible assets with indefinite lives, including FCC authorizations, will not be charged to the statement of operations in 2002. In accordance with FAS 142, the Company has tested its intangible assets with indefinite lives, including FCC authorizations, for impairment as of the date of adoption and determined that there was no impairment.

3.   MARKETABLE AND NON-MARKETABLE INVESTMENT SECURITIES

         The Company currently classifies all marketable investment securities as available-for-sale. The fair market value of the majority of the Company's marketable investment securities approximates the carrying value and represents the quoted market prices at the balance sheet dates. However, for certain marketable securities, related unrealized gains and losses are reported as a separate component of stockholder's deficit, net of related deferred income taxes, if applicable. The specific identification method is used to determine cost in computing realized gains and losses. Such unrealized losses totaled approximately $1 million as of March 31, 2002.

         In accordance with generally accepted accounting principles, declines in the fair market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of

                         ECHOSTAR BROADBAND CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                                  (Unaudited)

operations, thus establishing a new cost basis for such investment. The Company evaluates its marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities, the historical volatility of the price of each security and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary. As a result of the Company's quarterly evaluations, during the three months ended March 31, 2002 the Company recorded an aggregate charge to earnings for other than temporary declines in the fair market value of its marketable investment securities of approximately $2 million. If the fair market value of the Company's marketable securities portfolio does not increase to cost basis or if the Company becomes aware of any market or company specific factors that indicate that the carrying value of certain of its securities is impaired, the Company may be required to record additional charges to earnings in future periods equal to the amount of the decline in fair value.

4.   INVENTORIES

         Inventories consist of the following (in thousands):

                                                               DECEMBER 31,          MARCH 31,
                                                                   2001                 2002
                                                              ------------------- -----------------

Finished goods - DBS.......................................    $   126,316         $   109,201
Raw materials..............................................         45,460              51,637
Finished goods - reconditioned and other...................         19,541              11,014
Work-in-process............................................          7,924               7,126
Consignment................................................          3,611               2,079
Reserve for excess and obsolete inventory..................        (13,187)             (5,106)
                                                              ------------------- -----------------
                                                                 $ 189,665           $ 175,951
                                                              =================== =================

5.   PROPERTY AND EQUIPMENT

EchoStar III

         During January 2002, a transponder pair on EchoStar III failed, resulting in a temporary interruption of service. The operation of the satellite was quickly restored. Including the five transponder pairs that malfunctioned in prior years, these anomalies have resulted in the failure of a total of twelve transponders on the satellite to date. While a maximum of 32 transponders can be operated at any time, the satellite was equipped with a total of 44 transponders to provide redundancy. EchoStar is only licensed by the FCC to operate 11 transponders at the 61.5 degree orbital location (together with an additional six leased transponders).

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

                         ECHOSTAR BROADBAND CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                                  (Unaudited)

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

         The indentures related to certain of EDBS' senior notes contain restrictive covenants that require EchoStar to maintain satellite insurance with respect to at least half of the satellites it owns or leases. In addition, the indenture related to the Company's senior notes requires EchoStar to maintain satellite insurance on the lesser of half of its satellites or three of its satellites. All of EchoStar's DBS satellites are owned by direct or indirect subsidiaries of the Company. During the three months ended March 31, 2002, the Company transferred ownership of EchoStar VII to EDBS, which increased EDBS' total satellite ownership to 7 satellites. Insurance coverage is therefore required for at least four of EchoStar's seven satellites currently in-orbit. The launch and/or in-orbit insurance policies for EchoStar I through EchoStar VII have expired. To date EchoStar has been unable to obtain insurance on any of these satellites on terms acceptable to EchoStar. As a result, EchoStar is currently self-insuring these satellites. To satisfy insurance covenants related to EDBS' and the Company's senior notes, EchoStar has reclassified an amount equal to the depreciated cost of four of its satellites from cash and cash equivalents to cash reserved for satellite insurance on its balance sheet. As of March 31, 2002, cash reserved for satellite insurance totaled approximately $176 million. The reclassifications will continue until such time, if ever, as EchoStar can again insure its satellites on acceptable terms and for acceptable amounts.

6.   COMMITMENTS AND CONTINGENCIES

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

                         ECHOSTAR BROADBAND CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                                  (Unaudited)

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

         The Court in the Alberta action denied EchoStar's Motion to Dismiss, and EchoStar's appeal of such decision. The Court in the Federal action has stayed that case pending the outcome of the Alberta action. The case is now in discovery. EchoStar intends to vigorously defend the suit. Recently, the Supreme Court of Canada ruled that the receipt in Canada of programming from U.S. pay television providers is prohibited. While EchoStar was not a party to that case, the ruling could adversely affect EchoStar's defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

         In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the U.S. District Court for the District of Colorado. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act ("SHVA") and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court. The judge presiding over the matter recently died. As a result, the case was transferred to a judge in Fort Lauderdale, where the case remains pending. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

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

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates with which it would have been physically impossible to comply. The order imposed restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

those imposed on PrimeTime 24 (and, EchoStar believes, on DirecTV and others). Some of those restrictions went beyond the statutory requirements imposed by the SHVA and the SHVIA.

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

     Oral argument before the Eleventh Circuit was held on May 24, 2001. On September 17, 2001, the Eleventh Circuit vacated the District Court's nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar's First Amendment challenge to the SHVA. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit also found that the District Court came to the wrong legal conclusion concerning the grandfathering provision found in 17 U.S.C. ss. 119(d); the Eleventh Circuit reversed the District Court's legal conclusion and instead found that this grandfathering provision allows subscribers who switch satellite carriers to continue to receive the distant network programming that they had been receiving. The Eleventh Circuit issued an order during January 2002, remanding the case to the Florida District Court. On March 26, 2002, the Florida District Court entered an order, set the trial in the matter for January 13, 2003 and also set a discovery and pretrial schedule. In this order, the District Court denied certain of EchoStar's outstanding motions to compel discovery as moot and granted the Networks' motion to compel. On April 17, 2002, the District Court denied the Networks' motion for preliminary injunction as moot.

     On March 27, 2002, EchoStar, through Harvard Law Professor Lawrence Tribe, filed its Petition For A Writ Of Certiorari with the United States Supreme Court, challenging the constitutionality of the SHVA under the First Amendment. The Networks' response to the Certiorari Petition is due on May 3, 2002. There is no guarantee that the United States Supreme Court will grant EchoStar's Certiorari Petition or that if the Supreme Court grants EchoStar's Certiorari Petition, the Supreme Court will render a decision before the January 13, 2003, trial in the District Court. On March 26, 2002, the Florida District Court also denied EchoStar's request to stay the proceedings and any discovery pending the resolution of its constitutional challenge. However, the District Court stated that if the Supreme Court grants EchoStar's Certiorari Petition, EchoStar may renew its stay request. EchoStar intends to renew its stay request if the Supreme Court grants its Certiorari Petition.

     In April, 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation. On April 4, 2002, EchoStar and ABC, Inc., filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and EchoStar.

     If, after a trial, the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to its other services. Management has determined that such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on EchoStar's business.

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Gemstar

     During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 ("the `121 Patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. EchoStar will vigorously defend against this suit. On March 30, 2001, the court stayed this action pending resolution of the International Trade Commission matter discussed below.

     In December 2000, EchoStar filed suit against Gemstar - TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believes they are not infringed by any of EchoStar's products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other plaintiffs. In January 2002, Gemstar dropped the counterclaims of patent infringement. On March 6, 2002, the Court denied Gemstar's Motion to Dismiss EchoStar's antitrust claims. Accordingly, Gemstar was required to file its formal answer, which it did on March 26, 2002. In its answer, Gemstar asserts new patent infringement counterclaims regarding U.S. Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services.

     In February 2001, Gemstar filed patent infringement actions against us in District Court in Atlanta, Georgia and in the International Trade Commission ("ITC"). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. The North Carolina and Atlanta cases have been stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding Unites States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar's allegations of patent infringement and respondents' (EchoStar, SCI, Scientific Atlanta and Pioneer) allegations of patent misuse. A decision by the judge is expected by June 21, 2002 and a final ruling by the full ITC is expected on or about September 23, 2002. While the ITC cannot award damages, an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features EchoStar currently offers to consumers. EchoStar has examined the patents in dispute and believes they are not infringed by any of its products or services. EchoStar will continue to vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents. EchoStar is providing a defense and indemnification to SCI in the ITC and Atlanta cases pursuant to the terms of their contract.

     During 2000, Superguide Corp. also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions, including the use of electronic program guides to control VCRs. Superguide seeks injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling was issued by the Court and in response to that ruling EchoStar has filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar has filed a motion for summary

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


judgment of infringement with respect to the patents. Decisions on these outstanding summary judgement motions are expected during the summer of 2002. EchoStar will continue to vigorously defend this case and to press its patent misuse defenses against Gemstar.

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

IPPV Enterprises

     IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in EchoStar's favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. On post-trial motions, the Judge reduced damages to $7.33 million, found that one of the infringed patents was invalid, and reversed the finding of willful infringement. In addition, the Judge denied IPPV's request for treble damages and attorney fees. EchoStar intends to file an appeal. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

     A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. On September 24, 2001, EchoStar filed an answer denying all material allegations of the Complaint. On September 27, 2001, the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice in the event mediation does not resolve the dispute. The matter is currently in mediation. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and to vigorously defend the lawsuit.

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

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


Retailer Class Actions

     EchoStar has been sued by retailers in three separate purported class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Courts to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. The trial court in the Arapahoe County court action entered an order prohibiting EchoStar from communicating with members of the putative class concerning the litigation. EchoStar petitioned the Supreme Court, and the Supreme Court of Colorado ruled that corrective notice must be sent to putative class members. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. A class certification hearing for the Arapahoe County court action is scheduled for November 1, 2002.

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

PrimeTime 24 Joint Venture

     PrimeTime 24 Joint Venture filed suit against EchoStar during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar's motion for summary judgment was granted with respect to PrimeTime 24's claim of interference with contractual relations and unfair competition. Plaintiff's motion for summary judgment was granted with respect to its breach of contract claim for fees during the period from May 1998 through July 19, 1998. It is ultimately up to a jury to determine the amount of fees owed for this period. It is too early to make an assessment of the probable outcome of the remainder of the litigation or to determine the extent of any additional potential liability or damages.

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

                         ECHOSTAR BROADBAND CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


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

7. SEGMENT REPORTING

Financial Data by Business Unit (in thousands)

     Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS No. 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, EchoStar currently operates as two separate business units. Prior year amounts have been adjusted to conform to the current year presentation. The All Other column consists of revenue and expenses from other operating segments for which the disclosure requirements of FAS No. 131 do not apply.

                                                                                           ECHOSTAR        OTHER
                                         DISH                                            CONSOLIDATED     ECHOSTAR      EBC AND
                                        NETWORK       ETC      ALL OTHER  ELIMINATIONS      TOTAL         ACTIVITY    SUBSIDIARIES
                                      ------------  ---------  ---------- -------------  -------------  ------------- -------------
THREE MONTHS ENDED MARCH 31,
     2001
  Revenue.....................        $   817,990   $ 18,728    $ 25,876    $   (664)      $  861,930    $   (3,624)    $ 858,306
  Net income (loss)...........           (166,550)    (7,788)      4,471          --         (169,867)      103,685       (66,182)

THREE MONTHS ENDED MARCH 31,
     2002
  Revenue.....................        $ 1,041,673   $  33,713   $ 30,585    $ (1,503)      $1,104,468    $  (3,315)    $1,101,153
  Net income (loss)...........            (42,519)    (3,202)      7,113          --          (38,608)      60,625         22,017


8. SUBSEQUENT EVENTS

EchoStar VII

     During April 2002, EchoStar VII, which launched successfully on February 21, 2002, from Cape Canaveral, Florida, reached its final orbital location at 119 degrees West Longitude and commenced commercial operation. To date, all systems on the satellite are operating normally.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     We make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe," "expect" or "anticipate" will occur, and other similar statements), you must remember that our expectations may not be correct, even though we believe they are reasonable. We do not guarantee that the transactions and events described in this document will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties. The risks and uncertainties include, but are not limited to: EchoStar's proposed merger with Hughes Electronics Corporation may not occur as a result of: (1) the failure to obtain necessary Internal Revenue Service, which is referred to as the IRS, tax rulings, antitrust clearance, Federal Communications Commission, or FCC, approval or the requisite approval from General Motors' stockholders, (2) shareholder litigation challenging the merger, or (3) the failure to satisfy other conditions; while EchoStar needs substantial additional financing, EchoStar is highly leveraged and subject to numerous constraints on its ability to raise additional debt; EchoStar may incur unanticipated costs in connection with the Hughes merger financing or any refinancings EchoStar must undertake or consents EchoStar must obtain to enable it to consummate the Hughes merger; regulatory authorities may impose burdensome terms on EchoStar as a condition of granting their approval of the Hughes merger or the acquisition of Hughes' interest in PanAmSat, and legislative and regulatory developments may create unexpected challenges for EchoStar; EchoStar may not realize the benefits and synergies it expects from, and may incur unanticipated costs with respect to, the Hughes merger due to delays, burdensome conditions imposed by regulatory authorities, difficulties in integrating the businesses or disruptions in relationships with employees, customers or suppliers; we is party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business; we may be unable to obtain patent licenses from holders of intellectual property or redesign our products to avoid patent infringement; we may be unable to obtain needed retransmission consents, FCC authorizations or export licenses; the regulations governing our industry may change; our satellite launches may be delayed or fail, our satellites may fail prematurely in orbit, we currently do not have traditional commercial insurance covering losses incurred from the failure of launches and/or satellites; and we may be unable to settle outstanding claims with insurers; weakness in the global economy may harm our business generally, and adverse local political or economic developments may occur in some of our markets; service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business; we face intense and increasing competition from the cable television industry, new competitors may enter the subscription television business, and new technologies may increase competition; DISH Network subscriber growth may decrease; subscriber turnover may increase; and subscriber acquisition costs may increase; sales of digital equipment and related services to international direct-to-home service providers may decrease; future acquisitions, business combinations, strategic partnerships and divestitures may involve additional uncertainties; the September 11, 2001 terrorist attacks and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and may increase other risks; and we may face other risks described from time to time in periodic reports we file with the Securities and Exchange Commission. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     In this document, the words "we," "our," and "us" refer to EchoStar Broadband Corporation and its subsidiaries, unless the context otherwise requires. Our parent company, EchoStar Communications Corporation, is referred to herein as "ECC" or, together with ECC's subsidiaries, as "EchoStar". "EDBS" refers to EchoStar DBS Corporation and its subsidiaries. "General Motors" or "GM" refers to General Motors Corporation, "Hughes" refers to Hughes Electronics Corporation, or a holding company that is expected to be formed to hold all of the stock of Hughes, and "PanAmSat" refers to PanAmSat Corporation, in each case including their respective subsidiaries, unless the context otherwise requires We expect that consummation of the Hughes merger and related transactions and consummation of the PanAmSat acquisition described in EchoStar's Annual Report on Form 10-K for the year ended December 31, 2001 would have material effects on our results of operations and liquidity and capital resources. Our historical financial information contained in this document does not give effect to either of these transactions, on a pro forma or any other basis, and our liquidity and capital resources discussions do not take these transactions into account. The EchoStar information statement, which EchoStar filed with the Securities and Exchange Commission on March 18, 2002 and expects to distribute to its common stockholders this summer, includes pro forma financial information of the combined company as if the Hughes merger was consummated and for EchoStar as if the Pan AmSat acquisition was consummated, each in accordance with the rules and regulations of the Securities and Exchange Commission. Please see EchoStar's Annual Report on Form 10-K for the year ended December 31, 2001 for a description of how you can obtain a copy of the EchoStar information statement from the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Month Ended March 31, 2001.

     Revenue. Total revenue for the three months ended March 31, 2002 was $1.101 billion, an increase of $243 million compared to total revenue for the three months ended March 31, 2001 of $858 million. The increase in total revenue was primarily attributable to continued DISH Network subscriber growth. Assuming a continued slow economy, we expect that our revenues will increase 20% to 25% in 2002 compared to 2001 as the number of DISH Network subscribers increases.

     DISH Network subscription television services revenue totaled $1.015 billion for the three months ended March 31, 2002, an increase of $221 million compared to the same period in 2001. DISH Network subscription television services revenue principally consists of revenue from basic, premium and pay-per-view subscription television services. This increase was directly attributable to continued DISH Network subscriber growth. DISH Network added approximately 335,000 net new subscribers for the three months ended March 31, 2002 compared to approximately 460,000 net new subscriber additions during the same period in 2001. We believe the reduction in net new subscribers for the three months ended March 31, 2002, compared to the same period in 2001, resulted from a number of factors, including the continued weak U.S. economy and stronger competition from digital cable and cable modems. Additionally, as the size of our subscriber base continues to increase, even if percentage churn remains constant, increasing numbers of gross new subscribers are required to sustain net subscriber growth. As of March 31, 2002, we had approximately 7.16 million DISH Network subscribers compared to approximately 5.7 million at March 31, 2001, an increase of approximately 25%. DISH Network subscription television services revenue will continue to increase to the extent we are successful in increasing the number of DISH Network subscribers and maintaining or increasing revenue per subscriber. While there can be no assurance, notwithstanding our expectation of a continued slow U.S. economy, we expect to end 2002 with more than 8 million DISH Network subscribers.

     Monthly average revenue per subscriber was approximately $48.36 during the three months ended March 31, 2002 and approximately $48.23 during the same period in 2001. Monthly average revenue per subscriber for the year ended December 31, 2001 was approximately $49.32. The decrease in monthly average revenue per subscriber from the year ended December 31, 2001 is primarily attributable to our I Like 9 promotion, under which participating subscribers receive substantially discounted programming for twelve months, and certain of our current promotions, discussed below, under which new subscribers receive free programming for the first three months of their term of service. While there can be no assurance, we expect a modest increase in monthly average revenue per subscriber during 2002 as compared to 2001.

     Impacts from our litigation with the networks in Florida, FCC rules governing the delivery of superstations and other factors could cause us to terminate delivery of distant network channels and superstations to a material portion of our subscriber base, which could cause many of those customers to cancel their subscription to our other services. Any such terminations could result in a small reduction in average monthly revenue per subscriber and could result in an increase in our percentage churn.

     Commencing January 1, 2002, we were required to comply with the statutory requirement to carry all qualified over the air television stations by satellite in any market where we carry any local network channels by satellite. The Media Bureau of the FCC (the "Bureau") recently concluded that we are not in compliance with "must carry" obligations. While we continue to believe our practices comply with the law, the Bureau offered a number of remedial actions we could implement in order to meet their standards. We have already initiated many of their proposed practices, and intend to take further steps over the next 30 to 60 days which we believe should satisfy the Bureau. However, there can be no assurance that our remedial actions will ultimately be deemed satisfactory by the FCC. In the event that our remedial actions are found to be unsatisfactory by the FCC, we could be forced to reduce the number of markets where we provide local channels in order to meet their interpretation of "must carry" obligations. Any reduction in the number of markets we serve in order to comply with "must carry" requirements for other markets would adversely affect our operations and could result in a temporary increase in churn. In combination, these resulting subscriber terminations would result in a small reduction in average monthly revenue per subscriber and could increase our percentage churn.

     For the three months ended March 31, 2002, DTH equipment sales revenue totaled $56 million, an increase of $16 million compared to the same period during 2001. DTH equipment sales consist of sales of digital set-top boxes and other digital satellite broadcasting equipment to international DTH service operators, sales of StarBand equipment and sales of DBS accessories. The increase in DTH equipment sales revenue principally resulted from a increase in sales of digital set-top boxes to Bell ExpressVu, one of our primary international DTH customers. This increase was partially offset by a decrease in sales of digital set-top boxes to our other primary international DTH customer, Via Digital.

     A significant portion of DTH equipment sales revenues through 2001 resulted from sales to two international DTH providers, Via Digital in Spain and Bell ExpressVu in Canada. For 2002, we have binding purchase orders from Bell ExpressVu and we are actively trying to secure new orders from Via Digital for delivery starting in the third quarter of 2002. However, we cannot guarantee at this time that those negotiations will be successful. In addition, our future revenue from the sale of DTH equipment in international markets depends largely on the success of these DTH operators and continued demand for our digital set-top boxes. As a result of these factors, we expect total DTH equipment sales revenue to decrease in 2002 compared to 2001. Although we continue to actively pursue additional distribution and integration service opportunities internationally, no assurance can be given that any such efforts will be successful.

     DISH Network Operating Expenses. DISH Network operating expenses totaled $508 million during the three months ended March 31, 2002, an increase of $115 million or 29% compared to the same period in 2001. The increase in DISH Network operating expenses in total was consistent with, and primarily attributable to, the increase in the number of DISH Network subscribers. DISH Network operating expenses represented 50% of subscription television services revenue during each of the three months ended March 31, 2002 and 2001. We expect to continue to control costs and create operating efficiencies. While there can be no assurance, we expect operating expenses as a percentage of subscription television services revenue to remain near current levels during 2002. See further discussion of components of DISH Network operating expense below.

     Subscriber-related expenses totaled $413 million during the three months ended March 31, 2002, an increase of $94 million compared to the same period in 2001. The increase in total subscriber-related expenses is primarily attributable to the increase in DISH Network subscribers. Such expenses, which include programming expenses, copyright royalties, residuals currently payable to retailers and distributors, and billing, lockbox and other variable subscriber expenses, represented 41% and 40% of subscription television services revenues during the three months ended March 31, 2002 and 2001, respectively. The increase in subscriber-related expenses as a percentage of subscription television services revenue primarily resulted from marketing promotions which offer new subscribers free or substantially discounted programming, for which we do not receive corresponding programming expense discounts. While there can be no assurance, we expect subscriber-related expenses as a percentage of subscription television services revenue to remain near current levels during 2002.

     Customer service center and other expenses principally consist of costs incurred in the operation of our DISH Network customer service centers, such as personnel and telephone expenses, as well as other operating expenses related to our service and installation business. Customer service center and other expenses totaled $83 million during the three months ended March 31, 2002, an increase of $18 million as compared to the same period in 2001. The increase in customer service center and other expenses primarily resulted from increased personnel and telephone expenses to support the growth of the DISH Network and from operating expenses related to the expansion of our installation and service business. Customer service center and other expenses totaled 8% of subscription television services revenue during each of the three months ended March 31, 2002 and 2001. While there can be no assurance, we expect these expenses in total, and as a percentage of subscription television services revenue, to remain near current levels during 2002. These expenses and percentages could temporarily increase in the future as additional infrastructure is added to meet future growth. We continue to work to automate simple telephone responses, and intend to increase Internet-based customer assistance in the future, in order to better manage customer service costs.

     Satellite and transmission expenses include expenses associated with the operation of our digital broadcast centers, contracted satellite telemetry, tracking and control services, and commercial satellite in-orbit insurance premiums. Satellite and transmission expenses totaled $12 million during the three months ended March 31, 2002, a $3 million increase compared to the same period in 2001. Satellite and transmission expenses totaled 1% of subscription television services revenue during each of the three months ended March 31, 2002 and 2001. We expect satellite and transmission expenses in total and as a percentage of subscription television services revenue to increase in the future as additional satellites are placed in service, to the extent we successfully obtain commercial in-orbit insurance and to the extent we increase the operations at our digital broadcast centers in order, among other reasons, to meet the demands of current "must carry" requirements.

     Cost of sales - DTH equipment. Cost of sales - DTH equipment totaled $39 million during the three months ended March 31, 2002, an increase of $10 million compared to the same period in 2001. Cost of sales - DTH equipment principally includes costs associated with digital set-top boxes and related components sold to international DTH operators and DBS accessories. The increase in Cost of sales - DTH equipment principally resulted from a increase in sales of digital set-top boxes to Bell ExpressVu, one of our primary international DTH customers. This increase was partially offset by a decrease in sales of digital set-top boxes to our other primary international DTH customer, Via Digital. Cost of sales - DTH equipment represented 70% and 73% of DTH equipment revenue, during the three months ended March 31, 2002 and 2001, respectively.

     Marketing Expenses. Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. Marketing expenses totaled $272 million during the three months ended March 31, 2002 compared to $301 million for the same period in 2001. This decrease primarily resulted from a decrease in subscriber promotion subsidies - cost of sales and Subscriber promotion subsidies - other. Subscriber promotion subsidies - cost of sales decreased primarily as a result of slower subscriber growth. The decrease in Subscriber promotion subsidies - other resulted from slower subscriber growth and changes in our marketing promotions during the three months ended March 31, 2002 to include promotions which generally require new subscribers to purchase receivers in order to qualify for free or substantially discounted programming. Conversely, during the same period in 2001, our marketing promotions generally offered free receiver systems to new subscribers. The decrease in total Marketing expense was partially offset by an increase in advertising expense related to our 2002 marketing promotions. Subscriber promotion subsidies - cost of sales includes the cost related to EchoStar receiver systems distributed to retailers and other distributors of our equipment. Subscriber promotion subsidies - other includes net costs related to our free installation promotion and other promotional incentives. Advertising and other expenses totaled $37 million and $27 million during the three months ended March 31, 2002 and 2001, respectively.

     During the three months ended March 31, 2002, our marketing promotions included our I Like 9, Free Dish, 1-2-3 Great TV, free installation program, and Digital Home Plan, which are described below.

         During August 2001, we commenced our I Like 9 promotion. Under this promotion, subscribers who purchased an EchoStar receiver system for $199 or higher, received free installation and either our America's Top 100 CD or our DISH Latino Dos programming package for $9 a month for the first year. Subscriber acquisition costs are materially lower under this plan compared to historical promotions. This promotion expired January 31, 2002.

         Our Free Dish promotion, under which subscribers receive a free base-level EchoStar receiver system, was commenced during August 2001. To be eligible, subscribers must provide a valid major credit card and make a one-year commitment to subscribe to a qualified programming package. Although there can be no assurance as to the ultimate duration of the Free Dish promotion, we intend to continue it through at least July 31, 2002.

         During January 2002, we commenced our 1-2-3 Great TV promotion. Under this promotion, subscribers who purchase one or more receivers, provide a valid major credit card and make a one-year commitment, receive the first three months of qualified programming and installation on up to two receivers for free. Although there can be no assurance as to the ultimate duration of the 1-2-3 Great TV promotion, we intend to continue it through at least July 31, 2002.

         Free Installation. Under our free installation program all customers who purchase an EchoStar receiver system from January 2000 through April 2000, from May 24, 2000 to July 31, 2000 and from September 15, 2000 to the present, are eligible to receive a free professional installation.

         Digital Home Plan. Our Digital Home Plan promotion, introduced during July 2000, offers several choices to consumers, ranging from the use of one EchoStar receiver system and our America's Top 50 CD programming package for $27.99 per month, to providing consumers two or more EchoStar receiver systems and our America's Top 150 programming package for $50.99 to $60.99 per month. With each plan, consumers receive in-home service, must agree to a one-year commitment and incur a one-time set-up fee of $49.99, which through March 31, 2002, included the first three month's of qualified programming payment for qualified Digital Home Plan programming packages. For consumers who choose the Digital Home Plan with Dish PVR, which includes the use of one or more EchoStar receiver systems, one of which includes a built-in hard drive that allows viewers to pause and record live programming without the need for videotape, the consumer will incur a one-time set-up fee of $148.99. Since we retain ownership of equipment issued pursuant to the Digital Home Plan promotion, equipment costs are capitalized and depreciated over a period of four years. Although there can be no assurance as to the ultimate duration of the Digital Home Plan promotion, we intend to continue it through at least July 31, 2002.

         Generally, under most promotions, we subsidize the cost and installation of EchoStar receiver systems in order to attract new DISH Network subscribers. There is no clear industry standard used in the calculation of subscriber acquisition costs. Our subscriber acquisition costs include subscriber promotion subsidies - cost of sales, subscriber promotion subsidies - other and DISH Network acquisition marketing expenses. During the three months ended March 31, 2002, our subscriber acquisition costs totaled approximately $266 million, or approximately $430 per new subscriber activation. Comparatively, our subscriber acquisition costs during the three months ended March 31, 2001 totaled approximately $297 million, or approximately $432 per new subscriber activation. The decrease in our per new subscriber acquisition cost primarily resulted from an increase in direct sales and changes in our marketing promotions during the three months ended March 31, 2002 to include promotions which generally require new subscribers to purchase receivers in order to qualify for free or substantially discounted programming. Conversely, during the same period in 2001, our marketing promotions generally offered free receiver systems to new subscribers. While there can be no assurance, we expect per subscriber acquisition costs for the year ended December 31, 2002 to be consistent with costs for the three months ended March 31, 2002, an increase from our previous guidance of $395 per new subscriber acquisition for the year. This increase in anticipated per subscriber acquisition costs is primarily the result of promotions introduced during the first quarter 2002, which are tailored toward subscribers who desire multiple receivers, resulting in higher equipment subsidies and increased dealer commissions. While there can be no assurance, we believe heightened credit procedures we implemented during the quarter, together with promotions tailored towards subscribers with multiple receivers, will attract better long-term subscribers than could be obtained through less costly promotions.

         Since we retain ownership of the equipment, amounts capitalized under our Digital Home Plan are not included in our calculation of these subscriber acquisition costs. Capital expenditures under our Digital Home Plan promotion totaled approximately $77 million and $63 million for the three months ended March 31, 2002 and 2001, respectively. Cash and returned equipment received as a result of Digital Home Plan customer disconnects totaling approximately $12 million during the three months ended March 31, 2002 also is not included in our calculation of subscriber acquisition costs. As our Digital Home Plan was not introduced until July 2000 and requires a one-year commitment, cash and returned equipment were not material during the three months ended March 31, 2001.

         Our subscriber acquisition costs, both in the aggregate and on a per new subscriber activation basis, may materially increase to the extent that we introduce other more aggressive promotions if we determine that they are necessary to respond to competition, or for other reasons.

         General and Administrative Expenses. General and administrative expenses totaled $86 million during the three months ended March 31, 2002, an increase of $14 million as compared to the same period in 2001. The increase in G&A expenses was principally attributable to increased personnel expenses to support the growth of the DISH Network. G&A expenses represented 8% of total revenue during each of the three months ended March 31, 2002 and 2001. While there can be no assurance, we expect G&A expenses as a percentage of total revenue to remain near current levels in future periods.

         Non-cash, Stock-based Compensation. During 1999, we adopted an incentive plan which provided certain key employees with incentives including stock options. The payment of these incentives was contingent upon our achievement of certain financial and other goals. We met certain of these goals during 1999. Accordingly, during 1999 we recorded approximately $179 million of deferred compensation related to post-grant appreciation of stock options granted pursuant to the 1999 incentive plan. The related deferred compensation will be recognized over the five-year vesting period. Accordingly, during the three months ended March 31, 2002 we recognized $2 million under this performance-based plan, a decrease of $5 million compared to the same period in 2001. This decrease is primarily attributable to stock option forfeitures resulting from employee terminations. The remaining deferred compensation of $21 million, which will be reduced by future forfeitures, if any, will be recognized over the remaining vesting period.

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


                                                                              MARCH 31,
                                                                    2001                   2002
                                                               -------------------- -------------------
                                                                           (in thousands)
Customer service center and other..........................      $      233           $      182
Satellite and transmission.................................             466                 (554)
General and administrative.................................           6,757                2,038
                                                               -------------------- -------------------
   Total non-cash, stock-based compensation................        $  7,456            $   1,666
                                                               ==================== ===================

         Options to purchase an additional 9.4 million shares are outstanding as of March 31, 2002 and were granted at fair market value during 1999, 2000 and 2001 pursuant to a Long Term Incentive Plan. The weighted-average exercise price of these options is $8.95. Vesting of these options is contingent on meeting certain longer-term goals, which may be met upon the consummation of the proposed merger with Hughes. However, as the achievement of these goals cannot be reasonably predicted as of March 31, 2002, no compensation was recorded during the three months ended March 31, 2001 and 2002 related to these long-term options. We will continue to evaluate the likelihood of achieving these long-term goals and will record the related compensation at the time achievement of these goals becomes probable. Such compensation, if recorded, could result in material non-cash stock-based compensation expense in our statements of operations.

         Pre-Marketing Cash Flow. Pre-marketing cash flow is comprised of EBITDA, as defined below, plus total marketing expenses. Pre-marketing cash flow was $453 million during the three months ended March 31, 2002, an increase of $102 million or 29% compared to the same period in 2001. Our pre-marketing cash flow as a percentage of total revenue was approximately 41% during each of the three months ended March 31, 2002 and 2001. We believe that pre-marketing cash flow can be a helpful measure of operating efficiency for companies in the DBS industry. While there can be no assurance, we expect pre-marketing cash flow as a percentage of total revenue to be approximately 40% during 2002.

         Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is defined as operating income (loss) plus depreciation and amortization, and adjusted for non-cash, stock-based compensation. EBITDA was $181 million during the three months ended March 31, 2002, compared to $50 million during the same period in 2001. This improvement in EBITDA was directly attributable to the increase in the number of DISH Network subscribers resulting in revenue sufficient to support the cost of new and existing subscribers. Our calculation of EBITDA for the three months ended March 31, 2002 and 2001 does not include approximately $2 million and $7 million, respectively, of non-cash compensation expense resulting from post-grant appreciation of employee stock options. In addition, EBITDA does not include the impact of amounts capitalized under our Digital Home Plan of approximately $77 million and $63 million during 2002 and 2001, respectively. While there can be no assurance, we expect EBITDA to increase approximately 80% to 100% in 2002 compared to 2001. As previously discussed, to the extent we introduce new marketing promotions and our subscriber acquisition costs materially increase, our EBITDA results will be negatively impacted because subscriber acquisition costs are generally expensed as incurred.

         It is important to note that EBITDA and pre-marketing cash flow do not represent cash provided or used by operating activities. EBITDA and pre-marketing cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Depreciation and Amortization. Depreciation and amortization expenses aggregated $78 million during the three months ended March 31, 2002, a $22 million increase compared to the same period in 2001. The increase in depreciation and amortization expenses principally resulted from an increase in depreciation related to the Digital Home Plan equipment and other depreciable assets placed in service during late 2001.

         Other Income and Expense. Other expense, net, totaled $79 million during the three months ended March 31, 2002, an increase of $25 million compared to the same period in 2001. This increase primarily resulted from a decrease in interest income as a result of lower interest rates and an increase in interest expense as a result of the issuance of our 9 1/8% Senior Notes in December 2001.

         Net income (loss). Net income was $22 million during the three months ended March 31, 2002, an increase of $88 million compared to same period in 2001. This increase is primarily attributable to the increase in the number of DISH Network subscribers resulting in revenue sufficient to support the cost of new and existing subscribers.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         As of March 31, 2002, our unrestricted cash, cash equivalents and marketable investment securities had a fair value of approximately $842 million which was invested in: (a) cash; (b) debt instruments of the U.S. Government and its agencies; (c) commercial paper with an average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and (d) instruments with similar risk characteristics to the commercial paper described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to fund operations. Consequently, the size of this portfolio fluctuates significantly as cash is raised and used in our business.

         The value of certain of the investments in this portfolio can be impacted by, among other things, the risk of adverse changes in securities and economic markets generally, as well as the risks related to the performance of the companies whose commercial paper and other instruments we hold. However, the high quality of these investments (as assessed by independent rating agencies), reduces these risks. The value of these investments can also be impacted by interest rate fluctuations. At March 31, 2002, all of our investments in this category were in fixed rate instruments or money market type accounts. While an increase in interest rates would ordinarily adversely impact the fair value of fixed rate investments, we normally hold these investments to maturity. Consequently, neither interest rate fluctuations nor other market risks typically result in significant gains or losses to this portfolio. A decrease in interest rates has the effect of reducing our future annual interest income from this portfolio, since funds would be re-invested at lower rates as the instruments mature. Over time, any net percentage decrease in interest rates could be reflected in a corresponding net percentage decrease in our interest income. As of March 31, 2002 our marketable securities portfolio balance was approximately $842 million with an average annual interest rate of approximately 2.3%. A hypothetical 10% decrease in interest rates would result in a decrease of approximately $2 million in annual interest income.

         In accordance with generally accepted accounting principles, declines in the fair market value of a marketable investment security which are estimated to be "other than temporary" must be recognized in the statement of operations, thus establishing a new cost basis for such investment. We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly evaluation consists of reviewing, among other things, the fair value of our marketable investment securities compared to the carrying value of these securities and any market and company specific factors related to each security. Generally, absent specific factors to the contrary, declines in the fair value of investments below cost basis for a period of less than six months are considered to be temporary. Declines in the fair value of investments for a period of six to nine months are evaluated on a case by case basis to determine whether any company or market-specific factors exist which would indicate that such declines are other than temporary. Declines in the fair value of investments below cost basis for greater than nine months are considered other than temporary and are recorded as charges to earnings, absent specific factors to the contrary. During the three months ended March 31, 2002, we recorded an aggregate charge to earnings for other than temporary declines in the fair market value of certain of our marketable investment securities of approximately $2 million, and established a new cost basis for these securities. In addition, we have recorded unrealized losses totaling approximately $1 million as of March 31, 2002. If the fair market value of our marketable securities portfolio does not increase to cost basis or if we become aware of any market or company specific factors that indicate that the carrying value of certain of our securities is impaired, we may be required to record an additional charge to earnings in future periods equal to the amount of the decline in fair value.

         As of March 31, 2002, we estimated the fair value of our fixed-rate debt and mortgages and other notes payable to be approximately $3.8 billion using quoted market prices where available, or discounted cash flow analyses. The interest rates assumed in such discounted cash flow analyses reflect interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of our fixed rate debt and mortgages is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $162 million. To the extent interest rates increase, our costs of financing would increase at such time as we are required to refinance our debt. As of March 31, 2002, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $36 million.

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

         The Court in the Alberta action denied EchoStar's Motion to Dismiss, and EchoStar's appeal of such decision. The Court in the Federal action has stayed that case pending the outcome of the Alberta action. The case is now in discovery. EchoStar intends to vigorously defend the suit. Recently, the Supreme Court of Canada ruled that the receipt in Canada of programming from U.S. pay television providers is prohibited. While EchoStar was not a party to that case, the ruling could adversely affect EchoStar's defense. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages.

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

         In October 1998, EchoStar filed a declaratory judgment action against ABC, NBC, CBS and FOX in the U.S. District Court for the District of Colorado. EchoStar asked the court to enter a judgment declaring that its method of providing distant network programming did not violate the Satellite Home Viewer Act ("SHVA") and hence did not infringe the networks' copyrights. In November 1998, the networks and their affiliate groups filed a complaint against EchoStar in Miami Federal Court alleging, among other things, copyright infringement. The court combined the case that EchoStar filed in Colorado with the case in Miami and transferred it to the Miami court. The judge presiding over the matter recently died. As a result, the case was transferred to a judge in Fort Lauderdale, where the case remains pending. While the networks have not sought monetary damages, they have sought to recover attorney fees if they prevail.

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

                           PART II - OTHER INFORMATION

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

         During September 2000, the Court granted the Networks' motion for preliminary injunction, denied the Network's emergency motion and denied EchoStar's request to present live testimony and evidence. The Court's original order required EchoStar to terminate network programming to certain subscribers "no later than February 15, 1999," and contained other dates with which it would have been physically impossible to comply. The order imposed restrictions on EchoStar's past and future sale of distant ABC, NBC, CBS and Fox channels similar to those imposed on PrimeTime 24 (and, EchoStar believes, on DirecTV and others). Some of those restrictions went beyond the statutory requirements imposed by the SHVA and the SHVIA.

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

         Oral argument before the Eleventh Circuit was held on May 24, 2001. On September 17, 2001, the Eleventh Circuit vacated the District Court's nationwide preliminary injunction, which the Eleventh Circuit had stayed in November 2000. The Eleventh Circuit also rejected EchoStar's First Amendment challenge to the SHVA. However, the Eleventh Circuit found that the District Court had made factual findings that were clearly erroneous and not supported by the evidence, and that the District Court had misinterpreted and misapplied the law. The Eleventh Circuit also found that the District Court came to the wrong legal conclusion concerning the grandfathering provision found in 17 U.S.C. ss. 119(d); the Eleventh Circuit reversed the District Court's legal conclusion and instead found that this grandfathering provision allows subscribers who switch satellite carriers to continue to receive the distant network programming that they had been receiving. The Eleventh Circuit issued an order during January 2002, remanding the case to the Florida District Court. On March 26, 2002, the Florida District Court entered an order, set the trial in the matter for January 13, 2003 and also set a discovery and pretrial schedule. In this order, the District Court denied certain of EchoStar's outstanding motions to compel discovery as moot and granted the Networks' motion to compel. On April 17, 2002, the District Court denied the Networks' motion for preliminary injunction as moot.

         On March 27, 2002, EchoStar, through Harvard Law Professor Lawrence Tribe, filed its Petition For A Writ Of Certiorari with the United States Supreme Court, challenging the constitutionality of the SHVA under the First Amendment. The Networks' response to the Certiorari Petition is due on May 3, 2002. There is no guarantee that the United States Supreme Court will grant EchoStar's Certiorari Petition or that if the Supreme Court grants EchoStar's Certiorari Petition, the Supreme Court will render a decision before the January 13, 2003, trial in the District Court. On March 26, 2002, the Florida District Court also denied EchoStar's request to stay the proceedings and any discovery pending the resolution of its constitutional challenge. However, the District Court stated that if the Supreme Court grants EchoStar's Certiorari Petition, EchoStar may renew its stay request. EchoStar intends to renew its stay request if the Supreme Court grants its Certiorari Petition.

         In April, 2002, EchoStar reached a private settlement with ABC, Inc., one of the plaintiffs in the litigation. On April 4, 2002, EchoStar and ABC, Inc., filed a stipulation of dismissal. On April 16, 2002, the District Court entered an order dismissing the claims between ABC, Inc. and EchoStar.

                           PART II - OTHER INFORMATION

         If, after a trial, the District Court enters an injunction against EchoStar, the injunction could force EchoStar to terminate delivery of distant network channels to a substantial portion of its distant network subscriber base, which could also cause many of these subscribers to cancel their subscription to its other services. Management has determined that such terminations would result in a small reduction in EchoStar's reported average monthly revenue per subscriber and could result in a temporary increase in churn. If EchoStar loses the case at trial, the judge could, as one of many possible remedies, prohibit all future sales of distant network programming by EchoStar, which would have a material adverse affect on EchoStar's business.

Gemstar

         During October 2000, Starsight Telecast, Inc., a subsidiary of Gemstar-TV Guide International, Inc., filed a suit for patent infringement against EchoStar and certain of its subsidiaries in the United States District Court for the Western District of North Carolina, Asheville Division. The suit alleges infringement of United States Patent No. 4,706,121 ("the `121 Patent") which relates to certain electronic program guide functions. EchoStar has examined this patent and believes that it is not infringed by any of its products or services. EchoStar will vigorously defend against this suit. On March 30, 2001, the court stayed this action pending resolution of the International Trade Commission matter discussed below.

         In December 2000, EchoStar filed suit against Gemstar - TV Guide (and certain of its subsidiaries) in the United States District Court for the District of Colorado alleging violations by Gemstar of various federal and state anti-trust laws and laws governing unfair competition. The lawsuit seeks an injunction and monetary damages. Gemstar filed counterclaims alleging infringement of United States Patent Nos. 5,923,362 and 5,684,525 that relate to certain electronic program guide functions. EchoStar examined these patents and believes they are not infringed by any of EchoStar's products or services. In August 2001, the Federal Multi-District Litigation panel combined this suit, for discovery purposes, with other lawsuits asserting antitrust claims against Gemstar, which had previously been filed by other plaintiffs. In January 2002, Gemstar dropped the counterclaims of patent infringement. On March 6, 2002, the Court denied Gemstar's Motion to Dismiss EchoStar's antitrust claims. Accordingly, Gemstar was required to file its formal answer, which it did on March 26, 2002. In its answer, Gemstar asserts new patent infringement counterclaims regarding U.S. Patent Nos. 4,908,713 and 5,915,068 (which is expired). These patents relate to onscreen programming of VCRs. EchoStar has examined these patents and believes that they are not infringed by any of its products or services.

         In February 2001, Gemstar filed patent infringement actions against us in District Court in Atlanta, Georgia and in the International Trade Commission ("ITC"). These suits allege infringement of United States Patent Nos. 5,252,066, 5,479,268 and 5,809,204 all of which relate to certain electronic program guide functions. In addition, the ITC action alleges infringement of the `121 Patent which is asserted in the North Carolina case. In the Atlanta District Court case, Gemstar seeks damages and an injunction. The North Carolina and Atlanta cases have been stayed pending resolution of the ITC action. ITC actions typically proceed according to an expedited schedule. In December 2001, the ITC held a 15-day hearing before an administrative judge. Prior to the hearing, Gemstar dropped its allegations regarding Unites States Patent No. 5,252,066 with respect to which EchoStar had asserted substantial allegations of inequitable conduct. The hearing addressed, among other things, Gemstar's allegations of patent infringement and respondents' (EchoStar, SCI, Scientific Atlanta and Pioneer) allegations of patent misuse. A decision by the judge is expected by June 21, 2002 and a final ruling by the full ITC is expected on or about September 23, 2002. While the ITC cannot award damages, an adverse decision in this case could temporarily halt the import of EchoStar receivers and could require EchoStar to materially modify certain user-friendly electronic programming guides and related features EchoStar currently offers to consumers. EchoStar has examined the patents in dispute and believes they are not infringed by any of its products or services. EchoStar will continue to vigorously contest the ITC, North Carolina and Atlanta allegations of infringement and will, among other things, challenge both the validity and enforceability of the asserted patents. EchoStar is providing a defense and indemnification to SCI in the ITC and Atlanta cases pursuant to the terms of their contract.

         During 2000, Superguide Corp. also filed suit against EchoStar, DirecTV and others in the United States District Court for the Western District of North Carolina, Asheville Division, alleging infringement of United States Patent Nos. 5,038,211, 5,293,357 and 4,751,578 which relate to certain electronic program guide functions,

                           PART II - OTHER INFORMATION

including the use of electronic program guides to control VCRs. Superguide seeks injunctive and declaratory relief and damages in an unspecified amount. It is EchoStar's understanding that these patents may be licensed by Superguide to Gemstar. Gemstar has been added as a party to this case and is now asserting these patents against EchoStar. EchoStar has examined these patents and believes that they are not infringed by any of its products or services. A Markman ruling was issued by the Court and in response to that ruling EchoStar has filed motions for summary judgment of non-infringement for each of the asserted patents. Gemstar has filed a motion for summary judgment of infringement with respect to the patents. Decisions on these outstanding summary judgement motions are expected during the summer of 2002. EchoStar will continue to vigorously defend this case and to press its patent misuse defenses against Gemstar.

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

IPPV Enterprises

         IPPV Enterprises, LLC and MAAST, Inc. filed a patent infringement suit against EchoStar, and its conditional access vendor Nagra, in the United States District Court for the District of Delaware. The suit alleged infringement of five patents. One patent was subsequently dropped by plaintiffs. Three of the remaining patents disclose various systems for the implementation of features such as impulse-pay-per view, parental control and category lock-out. The fourth remaining patent relates to an encryption technique. The Court entered summary judgment in EchoStar's favor on the encryption patent. Plaintiffs had claimed $80 million in damages with respect to the encryption patent. On July 13, 2001, a jury found that the remaining three patents were infringed and awarded damages of $15 million. The jury also found that one of the patents was willfully infringed which means that the judge is entitled to increase the award of damages. On post-trial motions, the Judge reduced damages to $7.33 million, found that one of the infringed patents was invalid, and reversed the finding of willful infringement. In addition, the Judge denied IPPV's request for treble damages and attorney fees. EchoStar intends to file an appeal. Any final award of damages would be split between EchoStar and Nagra in percentages to be agreed upon between EchoStar and Nagra.

California Actions

         A purported class action was filed against EchoStar in the California State Superior Court for Alameda County during May 2001 by Andrew A. Werby. The complaint, relating to late fees, alleges unlawful, unfair and fraudulent business practices in violation of California Business and Professions Code
Section 17200 et seq., false and misleading advertising in violation of California Business and Professions Code Section 17500, and violation of the California Consumer Legal Remedies Act. On September 24, 2001, EchoStar filed an answer denying all material allegations of the Complaint. On September 27, 2001, the Court entered an Order Pursuant to Stipulation for a provisional certification of the class, for an orderly exchange of information and for mediation. The provisional Order specifies that the class shall be de-certified upon notice in the event mediation does not resolve the dispute. The matter is currently in mediation. It is too early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar intends to deny all liability and to vigorously defend the lawsuit.

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

                           PART II - OTHER INFORMATION

early in the litigation to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. EchoStar denies all liability and intends to vigorously defend the lawsuit.

Retailer Class Actions

         EchoStar has been sued by retailers in three separate purported class actions. In two separate lawsuits filed in the District Court, Arapahoe County, State of Colorado and the United States District Court for the District of Colorado, respectively, Air Communication & Satellite, Inc. and John DeJong, et. al. filed lawsuits on October 6, 2000 on behalf of themselves and a class of persons similarly situated. The plaintiffs are attempting to certify nationwide classes allegedly brought on behalf of persons, primarily retail dealers, who were alleged signatories to certain retailer agreements with EchoStar Satellite Corporation. The plaintiffs are requesting the Courts to declare certain provisions of the alleged agreements invalid and unenforceable, to declare that certain changes to the agreements are invalid and unenforceable, and to award damages for lost commissions and payments, charge backs, and other compensation. EchoStar intends to vigorously defend against the suits and to assert a variety of counterclaims. The trial court in the Arapahoe County court action entered an order prohibiting EchoStar from communicating with members of the putative class concerning the litigation. EchoStar petitioned the Supreme Court, and the Supreme Court of Colorado ruled that corrective notice must be sent to putative class members. It is too early to make an assessment of the probable outcome of the litigation or to determine the extent of any potential liability or damages. A class certification hearing for the Arapahoe County court action is scheduled for November 1, 2002.

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

PrimeTime 24 Joint Venture

         PrimeTime 24 Joint Venture filed suit against EchoStar during September 1998 seeking damages in excess of $10 million and alleging breach of contract, wrongful termination of contract, interference with contractual relations, trademark infringement and unfair competition. EchoStar's motion for summary judgment was granted with respect to PrimeTime 24's claim of interference with contractual relations and unfair competition. Plaintiff's motion for summary judgment was granted with respect to its breach of contract claim for fees during the period from May 1998 through July 19, 1998. It is ultimately up to a jury to determine the amount of fees owed for this period. It is too early to make an assessment of the probable outcome of the remainder of the litigation or to determine the extent of any additional potential liability or damages.

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

                           PART II - OTHER INFORMATION

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        None.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the first quarter of 2002.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ECHOSTAR BROADBAND CORPORATION


                        By:    /s/ David K. Moskowitz
                           ---------------------------------------------------
                           David K. Moskowitz
                           Senior Vice President, General Counsel, Secretary and Director
                           (Duly Authorized Officer)


                        By:    /s/ Michael R. McDonnell
                           ---------------------------------------------------
                           Michael R. McDonnell
                           Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:  May 3, 2002