Form 10-K/A
period 2001-12-31
ECHOSTAR BROADBAND CORP
filed 2002-09-20
CIK 1130429

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to                 .
                                      ---------------    ----------------

                        Commission file number: 333-52756

                         ECHOSTAR BROADBAND CORPORATION
             (Exact name of registrant as specified in its charter)

                         COLORADO                                                   84-1560440
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

          5701 S. SANTA FE
         LITTLETON, COLORADO                                         80120
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

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated into this Form 10-K by reference:

     None

================================================================================

                                EXPLANATORY NOTE

     We are filing this Amendment No.1 to our Form 10-K to clearly identify previously filed exhibits which include redacted material. No new redactions have been made, and no new exhibits are being filed. We are also updating our incorporation by reference of an exhibit from the EchoStar Communications Corporation 10-K/A that was refiled on the date of this amendment to more clearly indicate those portions of the exhibit which have been redacted. No other changes whatsoever are being made to the 10-K; these are the only amendments made to the original filing of this report on March 21, 2002 (the "Original Filing").

     This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............     1

Signatures.............................................................................     5

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(3) Exhibits

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

 10.28* Contract amendment No.1 to the EchoStar VIII contract between EchoStar Orbital Corporation and Space Systems/Loral, Inc., dated October 19, 2001 (incorporated by reference to Exhibit
                   10.35 to the Annual Report on Form 10-K/A of ECC for the year ended December 31, 2001 filed on September 20, 2002, Commission File No.0-26176). ***

 10.29* Modification No. 10 to the Satellite Contract (EchoStar VII - 119 degree West Longitude) dated December 12, 2001, between Lockheed Martin Corporation and EchoStar Orbital Corporation (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of ECC for the year ended December 31, 2001, Commission File No.0-26176).

 99.1* Letter regarding representation of Arthur Andersen LLP (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K of EchoStar Broadband Corporation for the year ended December 31, 2001 filed on March 21, 2002, Commission File No.333-52756).

----------

*    Incorporated by reference.

**   Constitutes a management contract or compensatory plan or arrangement.

*** Filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EchoStar has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ECHOSTAR BROADBAND CORPORATION

                           By: /s/ Michael R. McDonnell
                               -------------------------------------------------
                               Michael R. McDonnell
                               Senior Vice President and Chief Financial Officer

Date: September 20, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EchoStar and in the capacities and on the dates indicated:

Signature                            Title                                                Date
---------                            -----                                                ----

/s/ Charles W. Ergen                 Chief Executive Officer and Director                 September 20, 2002
------------------------------       (Principal Executive Officer)
Charles W. Ergen

/s/ Michael R. McDonnell             Senior Vice President and Chief Financial Officer    September 20, 2002
------------------------------       (Principal Financial Officer)
Michael R. McDonnell

/s/ James DeFranco                   Director                                             September 20, 2002
------------------------------
James DeFranco

/s/ David K. Moskowitz               Director                                             September 20, 2002
------------------------------
David K. Moskowitz