Form 10-Q/A
period 2002-06-30
ECHOSTAR BROADBAND CORP
filed 2002-09-20
CIK 1130429

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

     AS OF AUGUST 13, 2002, REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

===============================================================================

                                EXPLANATORY NOTE

     We are filing this Amendment No.1 to our Form 10-Q to incorporate by reference documents which were previously filed as exhibits by EchoStar Communications Corporation, but were not at the time included in the EchoStar Broadband Corporation 10-Q. No other changes whatsoever are being made to the 10-Q; these are the only amendments made to the original filing of this report on August 14, 2002 (the "Original Filing").

     This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                                TABLE OF CONTENTS


Item 6. Exhibits and Reports on Form 8-K................................. 1

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


     10.1* Amendment No. 4 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A of EchoStar Communications Corporation for the quarter ended June 30, 2002 filed on September 20, 2002, Commission File No.0-26176).

     10.2* Amendment No. 5 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q/A of EchoStar Communications Corporation for the quarter ended June 30, 2002 filed on September 20, 2002, Commission File No.0-26176).

     10.3* Amendment No. 6 to Memorandum OEM Manufacturing Agreement, dated January 9, 2002, between EchoStar Satellite Corporation, EchoStar Technologies Corporation and Thomson multimedia, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q/A of EchoStar Communications Corporation for the quarter ended June 30, 2002 filed on September 20, 2002, Commission File No.0-26176).


---------

*   Incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    ECHOSTAR BROADBAND CORPORATION


                    By: /s/ David K. Moskowitz
                        -----------------------------------------------------
                        David K. Moskowitz
                        Senior Vice President, General Counsel,
                        Secretary and Director
                        (Duly Authorized Officer)


                    By: /s/ Michael R. McDonnell
                        -----------------------------------------------------
                        Michael R. McDonnell
                        Senior Vice President and Chief Financial Officer (Principal Financial Officer)



Date:  September 20, 2002